Form 10QSB
period 1999-03-31
INTERNET FINANCIAL SERVICES INC
filed 1999-06-02
CIK 1035632

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB

1.   (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                --------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

                            Commission File Number:

                        Internet Financial Services Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New York                                  13-3911867
-------------------------------       -----------------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization                    Identification No.)


                      40 Wall Street, New York, N.Y.10005
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 422-1100
                                 --------------
                        (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES         NO   X
          -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:


                                                  Outstanding at
         Class of Common Stock                     May 15, 1999
         ---------------------                     ------------

            $.001 par value                         7,931,745

Transitional small business disclosure format (check one):
      YES         NO X
          ------     ------

                        Internet Financial Services Inc.
                        --------------------------------


Index

PART I - FINANCIAL INFORMATION                                         Page

  Item 1. Financial Statements:

    Consolidated Statements of Financial
         Condition March 31, 1999(Unaudited) and
         September 30, 1998                                               3

    Consolidated Statements of Operations
         Three months and six months ended
         March 31, 1999 and 1998 (Unaudited)                              4

    Consolidated Statements of Cash Flows
         Six months ended March 31, 1999
         and 1998 (Unaudited)                                             5

    Notes to Consolidated Financial Statements                            6-9

     Item 2. Management's Discussion and Analysis
     Of Financial Condition and Results of Operations                     10-14

PART II - OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                       15

  Item 6.  Exhibits and Reports on Form 8-K                               15

  Signatures                                                              16

                         Internet Financial Services Inc.
                  Consolidated Statements of Financial Condition

                                                                                 March 31,1999              September 30, 1998
                                                                                  (unaudited)
Assets
Cash and cash equivalents                                                      $        999,279               $     970,308
Restricted cash                                                                         507,280                          -
Securities owned at market value                                                        163,180                     104,518
Receivables from clearing brokers                                                       763,165                     531,835
Property and equipment at cost, net of accumulated depreciation of $896,316 and $530,892 at March 31, 1999 and
  September 30, 1998, respectively                                                    5,125,070                   3,650,743
Loans receivable from related party                                                     117,256                     115,711
Deferred offering costs                                                                 559,108                      75,235
Other assets                                                                            267,528                      91,107
                                                                               ----------------               -------------
Total assets                                                                        $ 8,501,866               $   5,539,457
                                                                               ================               =============
Liabilities and stockholders'  equity
Liabilities:
  Subordinated borrowings                                                      $        180,000               $     180,000
  Subordinated borrowings from officer                                                  350,000                     350,000
  Securities, sold not yet purchased                                                    109,874                      19,137
  Notes payable                                                                       1,150,000                     250,000
  Bank loan                                                                              60,000                      80,000
  Deferred rent incentives                                                              791,104                     803,968
  Accounts payable and accrued liabilities                                            2,796,217                   2,101,933
  Other liabilities                                                                      84,582                         -
                                                                               ----------------               -------------
Total liabilities                                                                     5,521,777                   3,785,038
                                                                               ================               =============
Stockholders' equity:
Common stock, $.001 par value, 20,000,000 and 10,000,000 shares authorized at March 31, 1999 and September 30, 1998, respectively.
  5,522,260 and 5,137,500 issued and outstanding at March 31, 1999
  and September 30, 1998, respectively                                                    5,522                       5,138
Additional paid-in capital                                                            5,341,346                   3,758,333
Option costs, net                                                                      (323,457)                   (100,292)
Subscriptions receivable                                                                    -                        (4,999)
Accumulated deficit                                                                  (2,043,322)                 (1,903,761)
                                                                               ----------------               -------------
Total stockholders' equity                                                            2,980,089                   1,754,419
                                                                               ----------------               -------------
Total liabilities and stockholders' equity                                     $      8,501,866               $   5,539,457
                                                                               ================               =============

                        Internet Financial Services Inc.
                     Consolidated Statements of Operations
                                  (UNAUDITED)

                                                                Three Months Ended                         Six Months Ended
                                                           March 31,           March 31,             March 31,           March 31,
                                                             1999                 1998                 1999                 1998
Revenues:
     Commissions                                        $  3,714,711    $       1,787,485    $       6,190,372    $       2,974,972
     Data service revenues                                   291,869              148,048              567,473              272,060
     Principal transactions                                  721,136              277,223            1,099,795              391,081
     Interest and other income                                68,173               33,986              116,737               64,844
     Interest income - related party                           1,545                1,545                3,090                2,890
                                                        ---------------------------------------------------------------------------
Total revenues                                             4,797,434            2,248,287            7,977,467            3,705,847

    Interest expense                                          90,805               58,038              195,558               73,897
    Interest expense - related party                           3,750                3,750                7,500                7,500
                                                        ---------------------------------------------------------------------------
Net revenues                                               4,702,879            2,186,499            7,774,409            3,624,450
                                                        ---------------------------------------------------------------------------
Expenses:
     Commissions, floor brokerage, and clearing charges    1,763,471              893,993            3,133,081            1,491,063
     Employee compensation and related costs               1,211,450              510,589            2,063,792              890,629
     Communications                                          336,556              199,606              539,904              344,338
     Business development                                    218,447              232,324              422,142              600,426
     Professional services                                   343,909              274,812              542,480              379,628
     Occupancy and equipment costs                           456,722               92,232              671,870              162,948
     Depreciation and amortization                           145,491               85,382              260,402              154,660
     Other expenses                                          132,819               70,972              271,998              136,756
                                                        ---------------------------------------------------------------------------
Total expenses                                             4,608,865            2,359,910            7,905,669            4,160,448
                                                        ---------------------------------------------------------------------------
Income (loss) before income tax                               94,014             (173,411)            (131,260)            (535,998)
Income tax provision                                           4,150                3,191                8,300                6,382
                                                        ---------------------------------------------------------------------------

Net income (loss)                                       $     89,864    $        (176,602)   $        (139,560)   $        (542,380)
                                                        ===========================================================================

Basic earnings per common share                         $       0.02    $           (0.03)   $           (0.03)   $           (0.11)
Diluted earnings per common share                       $       0.02    $           (0.03)               (0.03)               (0.11)

Weighted average shares outstanding - basic                5,595,821            5,154,104            5,462,563            5,162,271
Weighted average shares outstanding - diluted              5,749,235            5,154,104            5,462,563            5,162,271

                        Internet Financial Services Inc.
                      Consolidated Statements of Cash Flow
                                  (UNAUDITED)

                                                                                              Six Months Ended
                                                                                  ------------------------------------------
                                                                                  March 31,1999               March 31, 1998
Cash flows from operating activities
Net loss                                                                          $    (139,560)              $     (542,380)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Depreciation and amortization                                                     260,402                      154,570
      Amortization of option costs                                                      124,085                          -
      Subscriptions receivable                                                            4,999                          -
      Changes in assets and liabilities:
      (Increase) decrease in operating assets:
          Restricted cash                                                              (507,280)                     113,569
          Securities owned                                                              (58,662)                    (123,213)
          Receivables from clearing brokers                                            (231,330)                    (113,129)
          Loans receivable from related party                                            (1,545)                      (3,090)
          Other assets                                                                 (123,301)                       9,951
      Increase (decrease) in operating liabilities:
          Securities sold, not yet purchased                                             90,737                          -
          Accounts payable and accrued liabilities                                      520,484                      799,879
          Other liabilities                                                              84,582                          -
                                                                                  -------------               --------------
Net cash provided by operating activities                                                23,611                      296,157
                                                                                  -------------               --------------
Cash flows used in investing activities
Purchases of property and equipment, net                                             (1,443,267)                    (776,903)
                                                                                  -------------               --------------
Cash flows from financing activities
Proceeds from sale of common stock, net                                               1,050,000                      700,000
Proceeds from exercised stock options                                                     2,500                          -
Proceeds from subscriptions receivable                                                    -                           65,870
Proceeds from notes payable                                                             900,000                          -
Deferred offering costs                                                                (483,873)                         -
Repayment of bank loan                                                                  (20,000)                     (20,000)
                                                                                  -------------               --------------
Net cash provided by financing activities                                             1,448,627                      745,870
                                                                                  -------------               --------------
Net increase in cash and cash equivalents                                                28,971                      265,124
Cash and cash equivalents at beginning of period                                        970,308                      702,693
                                                                                  -------------               --------------
Cash and cash equivalents at end of period                                        $     999,279               $      967,817
                                                                                  =============               ==============
Supplemental non-cash financing activities
      and disclosure of cash flow information
Accounts payable for purchases of property and equipment                          $     222,500               $      215,611
Cash paid for:
      Interest                                                                    $      61,474               $       45,663

                        Internet Financial Services Inc.

                   Notes to Consolidated Financial Statements

                                  (UNAUDITED)


1. Organization and Basis of Presentation

Internet Financial Services Inc. ("IFSI" or the "Company") conducts business primarily through its principal subsidiary, A.B. Watley, Inc. ("A.B. Watley"). A.B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc.

A.B. Watley is an introducing broker-dealer which conducts business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through two clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from the Securities and Exchange Commission's ("SEC") Rule 15c3-3.

IFSI is a Delaware corporation organized on May 15, 1996. During its fiscal year ended September 30, 1997, all of the shares of capital stock of A.B. Watley were acquired by IFSI. Since IFSI and A.B. Watley were under common control, the acquisition has been accounted for under Accounting Interpretations of the Accounting Principles Board Opinion No. 16, "Transfers and Exchanges Between Companies Under Common Control," which requires the assets and liabilities so transferred to be accounted for at historical cost in a manner similar to that used in pooling of interests accounting. IFSI issued 431,538 shares of its common stock in consideration for the 99 shares of A.B. Watley; additionally, the operating results of IFSI reflect the operating results of A.B. Watley for the years presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's Form SB-2 Registration Statement.

                        Internet Financial Services Inc.

                   Notes to Consolidated Financial Statements

                                  (UNAUDITED)

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At March 31, 1999, A.B. Watley had net capital, as defined, of $780,689 which was $680,689 in excess of its required net capital of $100,000. The aggregate indebtedness to net capital ratio was 1.41 to 1.

3. Capital Stock

On January 14, 1999, the Board of Directors agreed to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock to 20,000,000, and to authorize and delineate the terms under which preferred stock may be issued. In addition, the Board agreed to issue, subject to the effectiveness of the IPO, 70,771 additional shares of common stock for nominal additional consideration to certain stockholders who purchased private placement shares during the year ended September 30, 1998.

During January 1999, the Board of Directors approved the issuance of 221,500 shares of the Company's common stock in a private placement offering. The common stock was issued at a price of $4.80 per share and was restricted with regard to sale or disposition for a period of one year. This private placement offering generated total gross proceeds of $1,063,200 and after related legal and filing expenses of $13,200, the net proceeds were $1,050,000. Two employees of the Company purchased an aggregate of 102,000 shares as part of this offering.

4. Notes Payable

Effective January 28, 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC"), under the conditions that the proceeds of the loan be used as working capital to further the corporate purposes of the Company and not to repay any debt or redeem any equity interests. The loan accrues interest at 12% per annum which is payable first in 24 monthly installments of $4,000 beginning March 1, 1999. Commencing March 1, 2001, the principal amount of the loan is payable in 35 monthly installment of $6,667 plus interest on the unpaid balance, except

                        Internet Financial Services Inc.

                   Notes to Consolidated Financial Statements

                                  (UNAUDITED)


for the last installment, which shall be in the amount of $166,665 plus interest on the unpaid balance.

As collateral for the loan, NYCIC received a security interest in the Company's assets. Under the terms and conditions of the loan agreement, NYCIC received warrants expiring January 28, 2004 to acquire 140,000 shares of the Company's common stock at an exercise price equal to the IPO price. In the event there has been no IPO within five years from the closing of the loan, the number of shares to be acquired under the terms of the warrant are reduced to 80,000 and NYCIC shall have the right to put its ownership interest at a price defined in the warrant agreement and cause the Company to repurchase all or part of such interest at any time thereafter. The fair value of the warrants (approximately $140,000) has been accounted for as a debt servicing fee and is being amortized over the life of the loan. The unamortized amount of the debt servicing fee is included as "Option costs, net" in Stockholders' Equity.

5.  Subordinated Borrowings

On January 13, 1999, the subordinated borrowings maturing on October 31, 1999 were amended to extend the maturity date to October 31, 2000.

6.  Stock Options

On March 24, 1999, the Company amended its 1998 Stock Option Plan to increase the number of shares covered thereunder to 800,000 shares. In addition, the Company agreed to issue, as of the effective date of its IPO, options covering an aggregate of 224,750 shares to certain employees at an exercise price of $7.00 per share.

7.  Earnings Per Share

In calculating diluted earnings per common share for the three month period ending March 31, 1999, the Company assumed the average fair value of its common stock during this period was $7.00 per share, its IPO price. Since the Company recognized a net loss in the three month period ending March 31, 1998, and the six month periods ending March 31, 1999 and March 31, 1998, diluted earnings per common share is the same as basic earnings per common share.

8.  Subsequent Events

                        Internet Financial Services Inc.

                   Notes to Consolidated Financial Statements

                                  (UNAUDITED)


On April 23, 1999, 2,300,000 shares of the Company's common stock (including 300,000 shares to cover over-allotments) were sold in the Company's Initial Public Offering. The net proceeds from the offering of approximately $13,250,000 will be used primarily to reduce outstanding indebtedness, expand sales and marketing, expand and upgrade our computing, physical, and personnel infrastructure and for working capital and general corporate matters.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form SB-2 for the fiscal year ended September 30, 1998. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999.

Results of Operations

Quarter ended March 31, 1999 compared to the quarter ended March 31, 1998

NET REVENUES. Total revenues for the quarter ending March 31, 1999 were $4,797,434, an increase of 113.4%, as compared to revenues of $2,248,287 for the quarter ending March 31, 1998. Revenues from commissions increased by $1,927,226, or 107.8% from $1,787,485, for the March 1998 quarter to $3,714,711 for the March 1999 quarter due primarily to the significantly increased number of online trades executed as well as due to the growth in our third market institutional sales division. During the quarter ending March 31, 1999, the Company's online brokerage division had total billed transactions of 143,094 and average billed transactions of 2,345 per day, an increase of 262.4% compared to an average daily billed transaction rate of 647 per day during the March 1998 quarter totaling 39,453 billed transactions. Data Service revenues also increased by $143,821, or 97.2% from $148,048 for the March 1998 quarter to $291,869 for the quarter ending March 31, 1999 due to the increase in the number of online accounts. Revenues from principal transactions increased by $443,913, or 160.1% from $227,223 for the March 1998 quarter to $721,136 for the quarter ending March 31, 1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $33,986 for the March 1998 quarter to $68,173 for the quarter ending March 31, 1999.

Interest expense increased from $61,788 for the March 1998 quarter to $94,555 for the March 1999 quarter as result of increased borrowings.

As a result of the foregoing, net revenues increased by $2,516,380, or 115.1%, from $2,186,499 for the March 1998 quarter to $4,702,879 for the quarter ending March 31,

1999. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $2,248,955, or 95.3%, from $2,359,910 for the March 1998 quarter to $4,608,865 for the quarter ending March 31, 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $869,478, or 97.3%, from $893,993 for the March 1998 quarter to $1,763,471 for the quarter ending March 31, 1999. Employment compensation and related costs increased by $700,861, or 137.3%, from $510,589 for the March 1998 quarter to $1,211,449 for the quarter ending March 31, 1999, largely due to the hiring of 26 new employees to service the growth in our client base. Communications expense increased by $136,950, or 68.6%, from $199,606 for the March 1998 quarter to $336,556 for the quarter ending March 31, 1999 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist of advertising costs to obtain new clients, which costs have mostly been for print and media advertising. These expenses decreased by $13,877, or 6.%, from $232,324 for the March 1998 quarter to $218,447 for the quarter ending March 31, 1999 as a result of increased effectiveness of our marketing efforts and the resulting lower costs of client acquisition.

Professional services increased from $274,812 for the March 1998 quarter to $343,909 for the quarter ending March 31, 1999. Occupancy and equipment costs increased by $364,490, or 395.2%, from $92,232 for the March 1998 quarter to $456,722 for the quarter ending December 31,1998, primarily due to the relocation of our offices to a new, 18,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $60,109, or 70.4%, from $85,382 for the March 1998 quarter to $145,491 for the quarter ending March 31, 1999 for similar reasons. Other expenses increased by $61,847, or 87.1%, from $70,972 for the March 1998 quarter to $132,819 for the quarter ending March 31, 1999 for the same reasons.

The income tax provision increased from $3,191 for the March 1998 quarter to $4150 for the quarter ending March 31,1999.

As a consequence of the foregoing, our operating results improved from a net loss of $176,602 for the March 1998 quarter to net income of $89,864 for the quarter ending March 31, 1999.

Six months ended March 31, 1999 compared to six months ended March 31, 1998

NET REVENUES. Total revenues for the six months ended March 31, 1999 were $7,977,467, an increase of $4,271,620, or 115.3% as compared to revenues of $3,705,847 for the six months ended March 31, 1998. Revenues from commissions increased by $3,215,400, or 108.1% from $2,974,972 for the six months ended March 31, 1998 to $6,190,372, due primarily to the significantly increased number of online trades executed as well as the growth in our third market institutional sales division. During the six months ending March 31, 1999, the Company's online brokerage division had total billed transactions of 232,862 and average billed transactions of 1,862 per day, an increase of 252.7% compared to an average daily billed transaction rate of 528 per day during the six months ending March 31, 1998, totaling 66,026 billed transactions. Data Service revenues also increased by $295,413, or 108.6% from $272,060 for the six months ending March 31, 1998 to $567,473 for the six months ending March 31, 1999, due to the increase in the number of online accounts. Revenues from principal transactions increased by $708,714, or 181.2% from $391,081 for the six month period ending March 31, 1998 to $1,099,795 for the six months period ending March 31, 1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $64,844 for the six month period ending March 31, 1998 to $116,737 for the six months period ending March 31, 1999.

Interest expense increased from $81,397 for the six months ended March 31, 1998 to $203,058 for the six months ending March 31, 1999 primarily as a result of increased borrowings.

As a result of the foregoing, net revenues increased by $4,149,959, or 114.5%, from $3,624,450 for the six months ending March 31, 1998 to $7,774,409 for the six months period ending March 31, 1999. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $3,745,221, or 90.0% from $4,160,448 for the six months ending March 31, 1998 to $7,905,669 for the six months ending March 31, 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $1,642,018, or 110.1% from $1,491,063 for the six months ending March 31, 1998 to $3,133,081 for the six months ending March 31, 1999. Employment compensation and related costs increased by $1,173,163, or 131.7%, from $890,629 for the six months ending March 31, 1998 to $2,063,792 for the six months ending March 31, 1999, largely due to the hiring of 40 new employees to service the growth in our client base. Communications expense increased by $195,566, or 56.8%, from $344,338 for the six months ending
March 31, 1998 to $539,904 for the six months ending March 31, 1999 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist of advertising costs to obtain new clients, which costs have mostly been for print and media advertising. These expenses decreased by $178,284, or 29.7% from $600,426 for the six months ending March 31, 1998 to $422,142 for the six months ending March 31, 1999 as a result of increased effectiveness of our marketing efforts and the resulting lower costs of client acquisition.

Professional services increased from $379,628 for the six months ended March 31, 1998 to $542,480 for the six months ending March 31, 1999. Occupancy and equipment costs increased by $508,922, or 312.3%, from $162,948 for the six months ending March 31, 1998 to $671,870 for the six months ending March 31, 1999, primarily due to the relocation of our offices to a new 18,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $105,742, or 68.4%, from $154,660 for the six months ending March 31, 1998 to $260,402 for the six months ending March 31, 1999 for similar reasons. Other expenses increased by $135,242, or 98.9%, from $136,756 for the six months ending March 31, 1998 to $271,998 for the six months ending March 31, 1999 for the same reasons.

The income tax provision increased from $6,382 for the six months ended March 31, 1998 to $8,300 for the six months ending March 31, 1999.

As a consequence of the foregoing, our operating results improved from a net loss of $542,380 for the six months ending March 31, 1998 to a net loss of $139,560 for the six months ending March 31, 1999.



Liquidity and Capital Resources

Our capital requirements have historically exceeded our cash flow from operations as we have been building our business. As a result, we have depended upon sales of our common stock and borrowings from officers, directors and stockholders and third parties to finance our working capital requirements.

In December 1998, we obtained a $500,000 line of financing from General Electric Capital Corporation which we use primarily for the purchase or leasing of additional equipment and software. We are required to deliver to the lender a letter of credit in the amount of 50% of any amount borrowed under this financing. As of March 31, 1999, we borrowed approximately $311,208 under this line of financing, which we used to purchase equipment. In connection with our borrowing under this financing, we have granted the lender a security interest in certain existing equipment as well as in all equipment purchased using funds obtained under this financing.

In January 1999, we obtained a $400,000 loan from New York Community Investment Company L.L.C., bearing interest at an annual rate of 12%, payable monthly. In connection with this loan, we issued to the lender a $400,000 principal amount promissory note and warrants to purchase 140,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan. We are using these funds for marketing expenses and working capital.

In January 1999, we sold an aggregate of 221,500 shares of common stock to 12 investors in a private placement at a price of $4.80 per share for which we received aggregate net proceeds of approximately $1,050,000. In connection with this private placement:

     o Anthony Huston, our Executive Vice President purchased 50,000 shares at a price of $240,000;

     o Leon Ferguson, Senior Vice President, purchased 52,000 shares at a price of $249,600; and

     o Mark Chambre, who is now a director, purchased 15,000 shares at a price of $72,000.

On April 23, 1999 the Company consummated its initial public offering of common stock. The Company sold 2,300,000 shares of at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. The Company utilized approximately $776,800 for the repayment of outstanding notes payable including any accrued interest on these same notes payable. The Company also used $139,770 for certain leasehold improvements. Most of the balance of approximately $12,315,000 has been invested in short-term money market funds. We will use the proceeds of the initial public offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that the net proceeds of this offering will satisfy our capital requirements for at least twelve months following the closing. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. We may seek additional debt or equity financing to fund the cost of continued expansion. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

Cash provided by operating activities during the six months ending March 31, 1999 was $313,235 compared to $511,766 provided by operating activities during the six months ending March 31, 1998.

Cash used in investing activities was $1,671,091 during the six months ended March 31, 1999 compared to $992,514 during the six months ending March 31, 1998. Uses of cash in the six months ending March 31, 1999 related to purchases of equipment and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the six months ended March 31, 1999, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $222,500 during this period.

Cash provided by financing activities was $1,386,927 during the six months ending March 31, 1999 compared to $745,870 during the six months ended March 31, 1998. Cash provided by financing activities during the six months ending
March 31, 1998 consisted primarily of proceeds from the sale of common stock. Cash provided by financing activities during the six months ending March 31, 1999 consisted of proceeds from the sale of common stock in a private placement in the amount of $1,063,200 and the issuance of notes payable to New York Community Investment Company L.L.C. in the amount of $900,000. These proceeds were partially offset by deferred offering costs of $558,873 and repayment of bank loans amounting to $20,000.

Net Operating Loss Carryforwards

Our net operating loss carryforwards expire beginning in the year 2012. The issuance of additional equity securities, together with our recent financing and this offering, could result in an ownership change and, thus, could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in periods prior to the most recent quarter.

Relevant Accounting Standards

We generally grant stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. We account for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognize no compensation expense related to option grants. In cases where we grant options below the fair market value of the stock at the date of grant the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management's estimate of fair value of the options or the related services provided and expensed over the vesting period, if any.

Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted all the 1998 and 1997 stock option grants on the fair value method.

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." We recognize the current and deferred tax consequences of all transaction that have been recognized in the financial statements, using the provisions of enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if in the opinion of our management, it is more likely than not that the deferred tax asset will be realized. SFAS No. 109 requires companies to set up a valuation allowance for the component of net deferred tax assets which does not meet the more likely than not criteria for realization. We have established this valuation allowance for our deferred tax assets.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new rules are effective for both interim and annual financial statements for the periods ending after December 15, 1997. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share calculation is replaced with a basic earnings per share calculation. The basic earnings per share differs from the primary earnings per share calculation in that the basic earnings per share does not include any potentially dilutive securities. Fully dilutive earnings per share is replaced with diluted earnings per share and should be disclosed regardless of dilutive impact of basic earnings per share. Accordingly, we have adopted SFAS No. 128 effective September 30, 1998.

Year 2000 Issues

We have devised a plan and have substantially completed a review and assessment of all hardware and software and believe that our hardware and software are substantially year 2000 compliant so that the computer programs do not cease functioning because of an inability to process on a date occurring from and after January 1, 2000. Our review has not revealed any year 2000 issues that cannot be remediated in a timely manner. We do not believe that any remediation costs will be material.

We are highly dependent upon third-party financial information vendors, telecommunications suppliers and our clearing brokers. We have sent letters to a number of our vendors requesting assurances of their compliance. Such third parties have generally advised us that their review of their operating systems indicate that their operating systems are year 2000 compliant or will be year 2000 compliant in a timely manner. We are currently developing a contingency plan if any third parties with which we do business have any material year 2000 compliance problems.

We would be materially adversely affected if there are any failures or interruptions in service resulting from the inability of our computing systems or any third-party's systems to recognize the year 2000. Moreover, since our evaluation of these issues is continuing, we may discover additional issues which could present a material risk of disruption to our operations.

Forward Looking Statements

Certain statements contained in this report, including statements regarding the development of services and markets and future demand for services and other statements regarding matters that are not historical facts, discuss future expectations or other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. Factors that might cause a difference include, but are not limited to, customer trading activity, loss of one or more significant customers, changes in technology, shifts in competitive patterns, ability to manage growth effectively, risks associated with acquisitions including integration risks, risks associated with strategic partnerships, various project-associated risks, substantial competition, general economic and securities markets conditions, risks associated with intellectual property rights, risks associated with international operations and other risk factors listed from time to time in the Company's filings and reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        On April 20, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (Reg. No. 333-71783) [the "Registration Statement"] effective. The offering contemplated by the Registration Statement (the "Offering") commenced on April 20, 1999. The underwriter of the Offering was Whale Securities Co., L.P. The Offering was consummated on April 23, 1999 with 2,300,000 shares of common stock, par value $.001 per share, being registered and sold for the account of the Company. The aggregate price of the shares offered and sold was $16,100,000.

          From the effective date of the Registration Statement through the date hereof, the Company incurred the following expenses in connection with the
Offering:

  Underwriting discounts and commissions      $1,495,000
  Finders' fees                               $        0
  Expenses paid to or for underwriters        $  483,000
  Other expenses                              $  872,000
                                              ----------
  Total expenses                              $2,850,000

          A reasonable estimate for printing costs is included in Other expenses. All of such payments were made to third parties.

          From the effective date of the Registration Statement through the date hereof, the Company (i) repaid indebtedness of approximately $776,800;
(ii) used $139,770 for working capital; and (iii) invested most of the balance of approximately $12,275,000 in short-term money market funds. All of such payments were made to third parties, except for the repayment of indebtedness of $100,000 to the father of Eric Steinberg, an Executive Vice President of the Company.

Item 4. Submission of Matters to Stockholders
        -------------------------------------

        On January 14, 1999 and March 24, 1999, the stockholders approved the amendments to the 1998 Stock Option Plan increasing the number of shares to 600,000 and 800,000, respectively.

Item 6. Exhibits and Reports on Form S-8
        --------------------------------

        (a) The following exhibit was filed as part of this report:

            Exhibit 11. Calculation of basic and diluted earnings per share

            Exhibit 27. Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 24, 1999


                                    INTERNET FINANCIAL SERVICES INC.
                                    --------------------------------
                                              (Registrant)


                                     By: /s/ Steven Malin
                                         --------------------------------------
                                         Steven Malin
                                         Chairman, Chief Executive Officer


                                     By: /s/ Harry Simpson
                                         --------------------------------------
                                         Harry Simpson
                                         President, Chief Financial Officer
                                         [Chief Accounting Officer]