Form 10QSB/A
period 1999-03-31
INTERNET FINANCIAL SERVICES INC
filed 1999-06-07
CIK 1035632

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

      YES         NO   X
          -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                  Outstanding at
         Class of Common Stock                     May 15, 1999
         ---------------------                     ------------

            $.001 par value                         7,931,745

Transitional small business disclosure format (check one):
      YES        NO   X
          -----     -----

To correct certain numerical and other details, Internet Financial Services Inc. (the "Company") hereby restates in its entirety the paragraph entitled "Liquidity and Capital Resources" contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Form 10-QSB for the quarterly period ended March 31, 1999, as filed with the Securities and Exchange Commission on June 2, 1999.

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

On April 23, 1999 the Company consummated its initial public offering of common stock. The Company sold 2,300,000 shares of at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. The Company utilized approximately $776,800 for the repayment of outstanding notes payable including any accrued interest on these same notes payable. The Company also used $139,770 for certain leasehold improvements. Most of the balance of approximately $12,315,000 has been invested in short-term money market funds. We will use the proceeds of the initial public offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that the net proceeds of this offering, together with our other available financing sources, will satisfy our capital requirements for at least twelve months following the closing. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. We may seek additional debt or equity financing to fund the cost of continued expansion. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

Cash provided by operating activities during the six months ending March 31, 1999 was $23,611 compared to $296,157 provided by operating activities during the six months ending March 31, 1998.

Cash used in investing activities was $1,443,267 during the six months ended March 31, 1999 compared to $776,903 during the six months ending March 31, 1998. Uses of cash in the six months ending March 31, 1999 related to purchases of equipment and leasehold improvements made in the Company's new facility at 40 Wall Street, and the continued development of software for internal use. In addition to the cash used in investing activities during the six months ended March 31, 1999, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $222,500 during this period.

Cash provided by financing activities was $1,448,627 during the six months ending March 31, 1999 compared to $745,870 during the six months ended March 31, 1998. Cash provided by financing activities during the six months ending
March 31, 1998 consisted primarily of proceeds from the sale of common stock. Cash provided by financing activities during the six months ending March 31, 1999 consisted of proceeds from the sale of common stock in a private placement in the net amount of $1,050,000 and the issuance of notes payable to New York Community Investment Company L.L.C. in the amount of $900,000. These proceeds were partially offset by deferred offering costs of $483,873 and repayment of bank loans amounting to $20,000.

Based on the above activity, cash and cash equivalents increased by $28,971 to $999,279 for the six months ended March 31, 1999.

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

Date: June 4, 1999
                                    INTERNET FINANCIAL SERVICES INC.
                                    --------------------------------
                                              (Registrant)

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