Form 10QSB
period 1999-06-30
INTERNET FINANCIAL SERVICES INC
filed 1999-08-13
CIK 1035632

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from _____  to ______

                       Commission file number: 1-14897

                        Internet Financial Services Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                        New York                 13-3911867
             ------------------------------------------------------
             (State or other jurisdiction of    (IRS Employer
             incorporation or organization )    Identification No.)

                       40 Wall Street, New York, N.Y.10005
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 422-1100
                           ---------------------------
                           (Issuer's telephone number)

                           ---------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                          Outstanding at
              Class of Common Stock                         July 26, 1999
              ---------------------                         -------------

                   $.001 par value                              7,931,745

Transitional Small Business Disclosure Format (check one): YES [  ] NO [x]

                        Internet Financial Services Inc.

Index

PART I - FINANCIAL INFORMATION                                        Page

    Item 1. Financial Statements.

       Consolidated Statements of Financial
              Condition June 30, 1999 (Unaudited) and
              September 30, 1998                                               3

       Consolidated Statements of Operations
              Three months and nine months ended
              June 30, 1999 and 1998 (Unaudited)                               4

       Consolidated Statements of Cash Flows
              Nine months ended June 30, 1999
              and 1998 (Unaudited)                                             5

       Notes to Consolidated Financial Statements                              6

        Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                       8

PART II - OTHER INFORMATION

    Item 2. Changes in Securities.                                            13

    Item 6. Exhibits and Reports on Form 8-K.                                 13

Signatures                                                                    14

                        Internet Financial Services Inc.
                 Consolidated Statements of Financial Condition

                                                                                June 30,1999    September 30, 1998
                                                                                (unaudited)

Assets
Cash and cash equivalents                                                       $ 13,125,953       $    970,308
Restricted cash                                                                      507,884               --
Securities owned at market value                                                     525,021            104,518
Receivables from clearing brokers                                                    349,401            531,835
Property and equipment at cost, net of accumulated depreciation of $981,656 and $530,892 at June 30, 1999 and
  September 30, 1998, respectively                                                 6,502,421          3,650,743
Loans receivable from related party                                                  120,346            115,711
Deferred offering costs                                                               22,917             75,235
Other assets                                                                         525,569             91,107
                                                                                ------------       ------------

Total assets                                                                    $ 21,679,512       $  5,539,457
                                                                                ============       ============


Liabilities and stockholders' equity
Liabilities:
  Subordinated borrowings                                                       $    180,000       $    180,000
  Subordinated borrowings from officer                                               350,000            350,000
  Securities, sold not yet purchased                                                 147,184             19,137
  Notes payable                                                                      400,000            250,000
  Bank loan                                                                           50,000             80,000
  Deferred rent incentives                                                           771,808            803,968
  Accounts payable and accrued liabilities                                         2,954,083          2,101,933
  Other liabilities                                                                  200.270               --
                                                                                ------------       ------------

Total liabilities                                                                  5,053,345          3,785,038
                                                                                ============       ============


Stockholders' equity:

Common stock, $.001 par value, 20,000,000 and 10,000,000 shares authorized at
  June 30, 1999 and September 30, 1998, respectively. 7,931,745 and 5,137,500 issued and outstanding at June 30, 1999
  and September 30, 1998, respectively                                                 7,932              5,138
Additional paid-in capital                                                        18,653,722          3,758,333
Option costs, net                                                                   (128,334)          (100,292)
Subscriptions receivable                                                                --               (4,999)
Accumulated deficit                                                               (1,907,153)        (1,903,761)
                                                                                ------------        ------------

Total stockholders' equity                                                        16,626,167          1,754,419
                                                                                ------------       -------------

Total liabilities and stockholders' equity                                      $ 21,679,512       $  5,539,457
                                                                                ============       ============

                        Internet Financial Services Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                              Three Months Ended            Nine Months Ended
                                                                            June 30,       June 30,      June 30,        June 30,
                                                                              1999           1998          1999            1998
                                                                          ------------   ------------  ------------    ------------
Revenues:
     Commissions                                                          $  5,071,746   $  2,154,029  $ 11,262,118    $  5,129,001
     Data service revenues                                                     485,037        187,138     1,052,509         459,198
     Principal transactions                                                    692,112        187,644     1,791,906         578,725
     Interest and other income                                                 208,580         75,540       325,319         140,185
     Interest income - related party                                             1,545          1,545         4,635           4,635
                                                                          ------------   ------------  ------------    ------------

Total revenues                                                               6,459,020      2,605,896    14,436,487       6,311,744

    Interest expense                                                            85,382         79,403       280,939         153,301
    Interest expense - related party                                             3,750          3,750        11,250          11,250
                                                                          ------------   ------------  ------------    ------------

Net revenues                                                                 6,369,888      2,522,743    14,144,298       6,147,193
                                                                          ------------   ------------  ------------    ------------

Expenses:
     Commissions, floor brokerage, and clearing charges                      2,210,789        929,086     5,343,869       2,420,149
     Employee compensation and related costs                                 1,546,519        590,339     3,610,311       1,480,968
     Communications                                                            348,020        219,443       887,925         563,781
     Business development                                                      584,895        232,744     1,007,037         833,170
     Professional services                                                     522,968        320,607     1,065,449         700,235
     Occupancy and equipment costs                                             506,577        114,660     1,178,447         277,608
     Depreciation and amortization                                             173,035        103,291       433,437         257,951
     Other expenses                                                            157,935         81,363       429,932         218,119
                                                                          ------------   ------------  ------------    ------------

Total expenses                                                               6,050,738      2,591,533    13,956,407       6,751,981
                                                                          ------------   ------------  ------------    ------------

Income (loss) before income tax and
          extraordinary loss on early extinguishment of debt                   319,150        (68,790)      187,891        (604,788)
Income tax provision                                                             5,858          3,191        14,158           9,573
                                                                          ------------   ------------  ------------    ------------

Income (loss) before extraordinary loss on early extinguishment of debt        313,292        (71,981)      173,733        (614,361)
Extraordinary loss on early extinguishment of debt                             177,125           --         177,125            --
                                                                          ------------   ------------  ------------    ------------

Net income (Loss)                                                              136,167        (71,981)       (3,392)       (614,361)
                                                                          ============   ============  ============    ============


Basic earnings before extraordinary item per common share                 $       0.04   $      (0.01) $       0.03    $      (0.12)
Diluted earnings before extraordinary item per common share               $       0.04   $      (0.01) $       0.03    $      (0.12)

Basic loss in early extinguishment of debt  $      (0.02)  $        --   $      (0.03)   $         --
Diluted loss in early extinguishment of debt                              $      (0.02)  $        --   $      (0.03)   $         --

Basic earnings per common share                                           $       0.02   $      (0.01)         --      $      (0.12)
Diluted earnings per common share                                         $       0.02   $      (0.01)         --      $      (0.12)

Weighted average shares outstanding - basic                                  7,390,536      5,201,660     6,105,221       5,175,459
Weighted average shares outstanding - diluted                                7,996,413      5,201,660     6,485,100       5,175,459

                        Internet Financial Services Inc.
                      Consolidated Statements of Cash Flow
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                  -----------------
                                                            June 30,1999    June 30, 1998
                                                            ------------    -------------
Cash flows from operating activities
Net loss                                                    $     (3,392)   $   (614,361)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                              433,437         257,951
      Amortization of option costs                               144,752         154,850
      Amortization of option costs-early extinguishment
           of debt                                               172,125            --
      Subscriptions receivable                                     4,999            --
      Changes in assets and liabilities:
      (Increase) decrease in operating assets:
          Restricted cash                                       (507,884)        113,569
          Securities owned                                      (420,503)       (100,958)
          Receivables from clearing brokers                      182,434        (395,070)
          Accounts receivble                                        --          (275,940)
          Loans receivable from related party                     (4,635)         11,464
          Other assets                                          (386,286)        (24,015)
      Increase (decrease) in operating liabilities:
          Secuities sold, not yet purchased                      128,047          42,362
          Accounts payable and accrued liabilities               552,552         783,314
          Other liabilities                                      200,270            --
                                                            ------------    ------------

Net cash provided (used in) by operating activities              495,916         (46,834)
                                                            ------------    ------------

Cash flows used in investing activities
Purchases of property and equipment, net                      (2,882,205)       (982,590)
                                                            ------------    ------------

Cash flows from financing activities
Proceeds from sale of common stock, net                       14,367,116         990,869
Proceeds from exercised stock options                              2,500            --
Proceeds from subscriptions receivable                              --              --
Proceeds from notes payable                                      150,000         250,000
Deferred offering costs                                           52,318            --
Repayment of bank loan                                           (30,000)        (30,000)
                                                            ------------    ------------

Net cash provided by financing activities                     14,541,934       1,210,869
                                                            ------------    ------------

Net increase in cash and cash equivalents                     12,155,645         181,445
Cash and cash equivalents at beginning of period                 970,308         702,693
                                                            ------------    ------------

Cash and cash equivalents at end of period                  $ 13,125,953    $    884,138
                                                            ============    ============


Supplemental non-cash investing and financing activities
      and disclosure of cash flow information
Accounts payable for purchases of property and equipment    $    348,298    $    353,494
Issuance of non-employee stock options                            16,000    $     67,876
Cash paid for:
      Interest                                              $    149,854    $     62,202
      Taxes                                                 $      5,858    $      3,612

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's Form SB-2 Registration Statement.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At June 30, 1999, A.B. Watley had net capital, as defined, of $3,957,446 which was $3,857,446 in excess of its required net capital of $100,000. The aggregate indebtedness to net capital ratio was .35 to 1.

                        Internet Financial Services Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

3. Capital Stock

On January 14, 1999, the Board of Directors agreed to amend the Company's certificate of incorporation to increase the authorized number of shares of common stock to 20,000,000, and to authorize and delineate the terms under which preferred stock may be issued. In addition, the Board agreed to issue, subject to the effectiveness of the Company's initial public offering (the "IPO"), 70,771 additional shares of common stock for nominal additional consideration to certain stockholders who purchased private placement shares during the year ended September 30, 1998.

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

On April 23, 1999, 2,300,000 shares of the Company's common stock (including 300,000 shares to cover over-allotments) were sold in the IPO. The net proceeds from the offering of approximately $13,250,000 will be used primarily to reduce outstanding indebtedness, expand sales and marketing, expand and upgrade the Company's computing, physical, and personnel infrastructure and for working capital and general corporate matters.

4. Stock Options

On March 24, 1999, the Company amended its 1998 Stock Option Plan to increase the number of shares covered thereunder to 800,000 shares. In addition, the Company agreed to issue, as of the effective date of its IPO, options covering an aggregate of 224,750 shares to certain employees at an exercise price of $7.00 per share.

5. Earnings Per Share

In calculating diluted earnings per common share for the three month period ending June 30, 1999, the Company assumed the average fair value of its common stock for the period April 1, to April 20, 1999 to be $7.00 per share and for the period April 21, 1999 to June 30, 1999, the Company calculated an average market price based on the daily closing market price. Since the Company recognized a net loss in the three month period ending June 30, 1998, and the nine month periods ending June 30, 1999 and June 30, 1998, diluted earnings per common share is the same as basic earnings per common share.

6. Extraordinary Item

On April 29, 1999, the Company prepaid a $500,000 loan from New York Small Business Venture Fund LLC bearing an interest rate of 12% from the proceeds of the IPO. Accordingly, the Company recorded an extraordinary loss of $177,125 ($0.02 per share) related to the early retirement of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125. There was no tax benefit recognized for the extraordinary item because of the Company's net operating losses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form SB-2. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999.

Results of Operations

Quarter ended June 30, 1999 compared to the quarter ended June 30, 1998

NET REVENUES. Total revenues for the quarter ending June 30, 1999 were $6,459,020, an increase of 147.9%, as compared to revenues of $2,605,896 for the quarter ending June 30, 1998. Revenues from commissions increased by $2,917,717, or 135.5% from $2,154,029, for the June 1998 quarter to $5,071,746 for the June 1999 quarter due primarily to the significantly increased number of online trades executed as well as due to the growth in our third market institutional sales division. During the quarter ending June 30, 1999, the Company's online brokerage division had total billed transactions of 210,479 and average billed transactions of 3,395 per day, an increase of 317.2% compared to an average daily billed transaction rate of 788 per day during the June 1998 quarter totaling 50,439 billed transactions. Data Service revenues increased by $297,899, or 159.2% from $187,138 for the June 1998 quarter to $485,037 for the quarter ending June 30, 1999 due to the increase in the number of online accounts. Revenues from principal transactions increased by $504,468, or 268.8% from $187,644 for the June 1998 quarter to $692,112 for the quarter ending June 30, 1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $75,540 for the June 1998 quarter to $208,581 for the ending June 30, 1999.

Interest expense increased from $83,153 for the June 1998 quarter to $89,132 for the June 1999 quarter as result of increased borrowings.

As a result of the foregoing, net revenues increased by $3,847,145 or 152.5%, from $2,522,743 for the June 1998 quarter to $6,369,888 for the quarter ending June 30, 1999. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $3,459,205, or 133.5%, from $2,591,533 for the June 1998 quarter to $6,050,738 for the quarter ending June 30, 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $1,281,703, or 138.0%, from $929,086 for the June 1999 quarter to $2,210,789 for the quarter ending June 30, 1999. Employment compensation and related costs increased by $956,180, or 162.0%, from $590,339 for the June 1998 quarter to $1,546,519 for the quarter ending June 30, 1999, largely due to the hiring of 32 new employees to service the growth in our client base. Communications expense increased by $128,577, or 58.6%, from $219,443 for the June 1998 quarter to $348,020 for the quarter ending June 30, 1999 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist of advertising costs to obtain new clients, which have mostly been for print and media advertising. These expenses increased by $352,151, or 151.3%, from $232,744 for the June 1998 quarter to $584,895 for the quarter ending June 30, 1999 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $320,607 for the June 1998 quarter to $522,968 for the quarter ending June 30, 1999. Occupancy and equipment costs increased by $391,917, or 341.8%, from $114,660 for the June 1998 quarter to $506,577 for the quarter ending June 30,1999, primarily due to the relocation of our offices to a new, 18,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $69,744, or 67.5%, from $103,291 for the June 1998 quarter to $173,035 for the quarter ending June 30, 1999 for similar reasons. Other expenses increased by $76,572, or 94.1%, from $81,363 for the June 1998 quarter to $157,935 for the quarter ending June 30, 1999 for the same reasons.

The income tax provision increased from $3,191 for the June 1998 quarter to $5,858 for the quarter ending June 30, 1999.

An extraordinary loss of $177,125 was recorded as a result of an early retirement of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125.

As a consequence of the foregoing, our operating results improved from a net loss of $71,981 for the June 1998 quarter to net income of $136,167 for the quarter ending June 30, 1999.

Nine months ended June 30, 1999 compared to nine months ended June 30, 1998

NET REVENUES. Total revenues for the nine months ended June 30, 1999 were $14,436,487, an increase of $8,124,743, or 128.7% as compared to revenues of $6,311,744 for the nine months ended June 30, 1998. Revenues from commissions increased by $6,133,117, or 119.6% from $5,129,001 for the nine months ended June 30, 1998 to $11,262,118, due primarily to the significantly increased number of online trades executed as well as the growth in our third market institutional sales division. During the nine months ending June 30, 1999, the Company's online brokerage division had total billed transactions of 443,341 and average billed transactions of 2,346 per day, an increase of 280.7% compared to an average daily billed transaction rate of 616 per day during the nine months ending June 30, 1998, totaling 116,465 billed transactions. Data service revenues also increased by $593,311, or 129.2% from $459,198 for the nine months ending June 30, 1998 to $1,052,509 for the nine months ending June 30, 1999, due to the increase in the number of online accounts. Revenues from principal transactions increased by $1,213,181, or 209.6% from $578,725 for the nine months period ending June 30, 1998 to $1,791,906 for the nine months period ending June 30, 1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $140,185 for the nine months period ending June 30, 1998 to $325,319 for the nine months ending June 30, 1999.

Interest expense increased from $164,551 for the nine months ended June 30, 1998 to $292,189 for the nine months ending June 30, 1999 primarily as a result of increased borrowings.

As a result of the foregoing, net revenues increased by $7,997,105, or 130.1%, from $6,147,193 for the nine months ending June 30, 1998 to $14,144,298 for the nine months period ending June 30, 1999. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $7,204,426, or 106.7% from $6,751,981 for the nine months ending June 30, 1998 to $13,956,407 for the nine months ending June 30, 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $2,923,720, or 120.8% from $2,420,149 for the nine months ending June 30, 1998 to $5,343,869 for the nine months ending June 30, 1999. Employment compensation and related costs increased by $2,129,343, or 143.7%, from $1,480,968 for the nine months ending June 30, 1998 to $3,610,311 for the nine months ending June 30, 1999, largely due to the hiring of 58 new employees to service the growth in our client base. Communications expense increased by $324,144, or 57.5%, from $563,781 for the nine months ending June 30, 1998 to $887,925 for the nine months ending June 30, 1999 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist of advertising costs to obtain new clients, which costs have mostly been for print and media advertising. These expenses increased by $173,867, or 20.9% from $833,170 for the nine months ending June 30, 1998 to $1,007,037 for the nine months ending June 30, 1999 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $700,235 for the nine months ended June 30, 1998 to $1,065,449 for the nine months ending June 30, 1999. Occupancy and equipment costs increased by $900,839, or 324.5%, from $277,608 for the nine months ending June 30, 1998 to $1,178,447 for the nine months ending June 30, 1999, primarily due to the relocation of our offices to a new 18,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $175,486, or 68.0%, from $257,951 for the nine months ending June 30, 1998 to $433,437 for the nine months ending June 30, 1999 for similar reasons. Other expenses increased by $211,814, or 97.1%, from $218,119 for the nine months ending June 30, 1998 to $429,932 for the nine months ending June 30, 1999 for the same reasons.

The income tax provision increased from $9,573 for the nine months ended June 30, 1998 to $14,158 for the nine months ending June 30, 1999.

An extraordinary loss of $177,125 was recorded as a result of an early retirement of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125.

As a consequence of the foregoing, our operating results improved from a net loss of $614,361 for the nine months ending June 30, 1998 to a net loss of $3,392 for the nine months ending June 30, 1999.

Liquidity and Capital Resources

Our capital requirements have historically exceeded our cash flow from operations as we have been building our business. As a result, we have depended upon sales of our common stock and borrowings from officers, directors and stockholders and third parties to finance our working capital requirements.

In December 1998, we obtained a $500,000 line of financing from General Electric Capital Corporation which we use primarily for the purchase or leasing of additional equipment and software. We are required to deliver to the lender a letter of credit in the amount of 50% of any amount borrowed under this financing. As of June 30, 1999, we borrowed approximately $311,208 under this line of financing, which we used to purchase equipment. In connection with our borrowing under this financing, we have granted the lender a security interest in certain existing equipment as well as in all equipment purchased using funds obtained under this financing.

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

On April 23, 1999 the Company consummated its initial public offering of common stock. The Company sold 2,300,000 shares of at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. The Company utilized approximately $776,800 for the repayment of outstanding notes payable including any accrued interest on these same notes payable. The Company also used $2,245,000 for working capital. Most of the balance of approximately $10,167,770 has been invested in short-term money market funds. We will use the proceeds of the initial public offering to expand our operations and finance our future working capital requirements. Based upon our current plans and assumptions relating to our business plan, we anticipate that the net proceeds of this offering will satisfy our capital requirements for at least twelve months following the closing. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional financing sooner than currently anticipated or curtail our operations. We may seek additional debt or equity financing to fund the cost of continued expansion. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

Cash provided by operating activities during the nine months ending June 30, 1999 was $495,916 as compared to cash used by operating activities during the nine months ending June 30, 1998 of 46,834.

Cash used in investing activities was $2,882,205 during the nine months ended June 30, 1999 compared to $982,590 during the nine months ending June 30, 1998. Uses of cash in the nine months ending June 30, 1999 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the nine months ended June 30, 1999, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $348,298 during this period.

Cash provided by financing activities was $14,541,934 during the nine months ending June 30, 1999 compared to $1,210,869 during the nine months ended June 30, 1998. Cash provided by financing activities during the nine months ending March 31, 1998 consisted primarily of proceeds from the sale of common stock. Cash provided by financing activities during the nine months ending June 30, 1999 consisted primarily of proceeds from the sale of common stock in an initial public offering of 2,300,000 shares at an offering price of $7.00.

Net Operating Loss Carryforwards

Our net operating loss carryforwards expire beginning in the year 2012. The issuance of additional equity securities, together with our recent financing and public offering, could result in an ownership change and thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in periods prior to the most recent two quarters.

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

Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for all the 1998 and 1997 stock option grants on the fair value method.

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements, using the provisions of enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if in the opinion of our management, it is more likely than not that the deferred tax asset will be realized. SFAS No. 109 requires companies to set up a valuation allowance for the component of net deferred tax assets which does not meet the more likely than not criteria for realization. We have established this valuation allowance for our deferred tax assets.

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

Item 2. Changes in Securities.

On April 20, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (Reg. No. 333-71783) [the "Registration Statement"] effective.

The Company incurred the following expenses in connection with the Offering:

    Underwriting discounts and commissions                       $1,495,000
    Finders' fees                                                        $0
    Expenses paid to or for underwriters                           $448,000
    Other expenses                                                 $842,215
                                                                 ----------

    Total expenses                                               $2,785,215

From the effective date of the Registration Statement through the date hereof, the Company (i) repaid indebtedness of approximately $776,800; (ii) used $2,245,000 for working capital; and (iii) invested most of the balance of approximately $10,167,770 in short-term money market funds. All of such payments were made to third parties, except for the repayment of indebtedness of $100,000 to the father of Eric Steinberg, an Executive Vice President of the Company.

Item 6. Exhibits and Reports on Form S-8.

          (a) The following exhibit was filed as part of this report:

              Exhibit 11. Calculation of basic and diluted earnings per share

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1999

                                  INTERNET FINANCIAL SERVICES INC.
                                  --------------------------------
                                            (Registrant)

                                      By: /s/ Steven Malin
                                         ---------------------------------------
                                              Steven Malin
                                              Chairman, Chief Executive Officer

                                      By: /s/ Harry Simpson
                                         ---------------------------------------
                                              Harry Simpson
                                              President, Chief Operating Officer

                                      By: /s/ Joseph M. Ramos, Jr.
                                         ---------------------------------------
                                              Joseph  M. Ramos, Jr.
                                              Chief Financial Officer