Form 10KSB
period 1999-09-30
INTERNET FINANCIAL SERVICES INC
filed 1999-12-29
CIK 1035632

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
                 (Name of small business issuer in its charter)

                          Delaware                     13-3911867
                          --------                     ----------
                  (State or other jurisdiction of   (I.R.S. Employer
                 incorporation or organization )    Identification No.)

                    40 Wall Street, New York, New York     10005
                    ----------------------------------     -----
                (Address of principal executive offices) (Zip Code)

                                 (212) 422-1100
                                 --------------
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

Common Stock -  $.001 par  value                   Boston Exchange

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended September 30, 1999 were $20,987,613.

The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 28, 1999 (computed by reference to the average bid and asked prices of such stock on such date) was approximately $54,487,835.

The number of shares of common stock, par value $.001 per share, outstanding as of December 21, 1999 was 7,931,745 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

Forward Looking Statements: This Report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All sstatements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, services and prices, and other factors discussed in the company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                     PART I

Item 1. Description of Business.

         We are a financial services company which owns A.B. Watley, Inc., a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. We provide real-time online financial brokerage services and comprehensive information about the securities markets through our proprietary trading systems, UltimateTrader(R) and WatleyTrader(TM). Watley has received favorable industry recognition, ranking fourth in Dow Jones Business Directory's recent survey of Internet brokers and sixth in Gomez Advisors' ranking of Internet brokers. In addition, UltimateTrader and WatleyTrader were ranked seventh and sixth in Barron's annual ranking of online brokers published in March 1999.

         Our company was incorporated in May 1996 under the laws of the State of Delaware. Watley was organized in December 1958 under the laws of the State of New York. In January 1997, we acquired all of the outstanding capital stock of Watley.

Industry Overview

         Our industry has recently experienced a series of changes, led by electronic and online commerce, which has created market opportunities for us and other similarly situated brokerage firms. These favorable market trends include:

The Emergence of Electronic and Online Commerce.

         Internet and online services have provided organizations and individuals with innovative ways of conducting business. With the emergence of the Internet as a globally accessible, fully interactive and individually addressable communications and computing medium, companies that have traditionally conducted business in person, through the mail or over the telephone are increasingly utilizing electronic commerce. Increased use of credit cards, automated teller machines, the incidence of electronic funds transfers and online banking and bill paying has automated, simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions.

         Consumers have shown a strong preference for transacting various types of business electronically, such as paying bills, buying insurance, booking airline tickets and trading securities, rather than in person or over the telephone. These transactions are being streamlined through online commerce and can now be performed directly by individuals virtually anywhere at any time. Consumers have accepted and even welcomed self-directed online transactions because these transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

The Development of Online Brokerage Services.

         In the past, individual investors could access the financial markets only through a full-commission broker, who would offer investment advice and place trades. With the deregulation of brokerage commissions in 1975 and the resulting unbundling of brokerage services, investors began to realize that they could separate financial advisory services from securities trading. This brought about the advent of discount brokerage firms, which provide an alternative investment approach by completing trades at a reduced cost.

         With the emergence of electronic brokerage services, investors are being given the ability to further unbundle the costs associated with the human interaction required by full-commission and traditional discount brokerage firms. By requiring personnel to handle each transaction, most traditional brokerage firms restrict their clients' access to trading and information to the availability of the person processing the transaction. In addition, although full-commission and discount brokerage firms are able to offer electronic trading services, their continued reliance on personnel, branch offices and the associated infrastructure for a major part of their business prevents them from reducing their cost structure to the lower price points achievable through electronic trading.

         We believe that the increased presence of automated teller machines, the growth of discount brokerage firms, increasing utilization of the Internet to access a wide range of financial services, and a variety of other indicators evidence a shift in demographics that is fundamentally altering the way consumers manage their personal financial assets. Based on consumer feedback and the rapid acceptance by consumers of online transactions, we also believe that consumers are increasingly taking direct control over their personal financial affairs, not only because they are now able to do so, but also because they find it more convenient and less expensive than relying on financial intermediaries.

         As investors obtain even more access to investment information, we believe, based upon our experience in the industry, they will desire greater control over their financial decisions and seek alternative ways to invest more conveniently and cost-effectively and with less interaction with brokers and other financial services professionals. Based upon our experience in the industry, we believe that this trend has created a growing opportunity to provide online trading services, such as UltimateTrader(R) and WatleyTrader(TM), that are easy to access, easy to use, cost-effective and secure.

The Growing Market for Active Traders, Active Investors and Online Brokerage Services.

         Active trading is dependent upon liquidity, i.e., the ability to buy or sell stock at any given time. Until recently, liquidity was primarily provided by Nasdaq, The New York Stock Exchange and an alternative trading system called Instinet. However, the liquidity on Instinet was available only to institutional clients and certain brokerage firms.

         In 1996, the SEC adopted rules which brought about sweeping changes in the structure of the over-the-counter market and were very beneficial for us and our clients, as well as to public companies and their shareholders. These rules, known as the order handling rules, permitted the creation and operation of electronic communication networks, open broadcasting systems that allow anyone with a connection to the network to see all the bids and offers posted into the system for any Nasdaq traded security. The order handling rules require market makers to display certain limit orders in their quotations or to send those orders to an electronic communication network for display. The increased regulatory emphasis on enforcing compliance with the duty of brokers to obtain the best execution for their clients has fostered the growing importance of electronic communication networks, which provide an ever-increasing source of liquidity in the over-the-counter market.

         Based upon our experience in the industry, we believe that this regulatory environment and the increased availability of information to individual investors on a real-time basis, together with advances in Internet, networking and communications technologies, has created investing opportunities for active traders and active investors and market opportunities for online brokerage services.

         Online trading is the fastest growing segment of the brokerage industry and is expected to grow significantly. The evolution of the Internet has fundamentally changed the way in which many investors manage their financial affairs. The speed, convenience, choice, cost savings and information that the Internet offers as an investment tool has driven investor assets online. We anticipate a continuation in this trend as evidenced by research released by Forrester Research and IDC. These independent research firms project that total U.S. assets managed online will reach $3.1 trillion in 2003, up from $325 billion at the end of 1998. During that period, the number of online accounts is estimated to roughly quadruple, to over 20 million. Also, the percentage of all investors who invest online is expected to grow to 30% from roughly 10% today. Meanwhile, according to The Industry Standard, within the past four years online trades as a percent of total trading volume have gone from less than 1% to 14% of all stock orders and 30% of the volume on Nasdaq and the NYSE. According to one industry analyst, the online trading volume could represent 50% of all trades over the next three years.

Strategy

         Our strategy, which has been accelerated since our initial public offering in April 1999, is to capitalize on perceived opportunities arising from the expanding online trading market by:

o Targeting active traders and other active investors. We believe that UltimateTrader is well positioned to satisfy their requirements. We have established low rates and offered a broad range of supplementary information and data for these persons.

o Expanding our marketing efforts for our online brokerage service. We are aggressively marketing UltimateTrader by targeting active traders through print, online and other advertisements. Our advertising efforts include advertisements in financial publications and various other regional and national publications that have a demographic similar to our target market. We are also advertising and promoting UltimateTrader through Internet website and banner advertisements and other media. Our marketing campaign has accelerated throughout fiscal year 1999, especially during the 4th quarter. Our continued investment in the content and services provided via our Internet site and the WatleyTrader service has earned strong rankings for our company in several major industry surveys such as #6 in the Gomez Advisors Review and #7 in both Barron's and Time Magazine. Such rankings have given us very valuable publicity and strengthened our brand in a very competitive marketplace.

o        Expanding our network infrastructure and client support capabilities.
         We are expanding our network infrastructure and client support capabilities, to better service an increasing client base. Our internal computing needs require ongoing investments in our network and server infrastructure. During fiscal year 2000, we also intend to establish an off-site back-up communications center or hot site, in a different region of the country, to mirror the primary location to ensure continued operations in the event of a systems failure at our primary location.

o Improving our third-market institutional sales desk. We are continuously seeking to improve our technical expertise and apply new technologies to more effectively provide these services. Additionally, we have hired additional associates to expand the number of institutions we service and the number of securities we cover for this market.

         In addition, we intend to expand our operations by:

o Converting to self-clearing operations. Based upon an internal cost/benefit analysis we believe that performing these operations internally will reduce our operating cost and provide us the opportunity to receive expanded revenues from margin transactions with our clients. We have completed this review and are seeking to hire the appropriate staff to build and manage our own clearing department. We have hired a new senior officer from a very large competing firm who has over 12 years of experience in managing self-clearing operations and conversions to self-clearing. We have identified and are seeking to obtain, by internal development or third party license, the requisite software systems and computer hardware to convert to self-clearing operations in the not too distant future.

o Offering online services in foreign markets. We have started to provide electronic execution services for foreign institutions and their clients for transactions in U.S. securities markets and to arrange for foreign institutions to provide for these services for our clients in foreign markets. We are actively pursuing these relationships in the Far East and Europe, with the goal of an eventual global securities presence.

Ultimate Trader

         We designed UltimateTrader by uniquely integrating third-party market data and order entry software with our proprietary networking systems to create a proprietary trading system.

         Since UltimateTrader is a client-server application, it is not restricted by the limitation of HTML, the primary programming language of the worldwide web. With trading systems which use HTML, displayed data remains static until a query is repeated. In contrast, UltimateTrader delivers and automatically updates a continuous, dynamic stream of live market date to the client's screen.

         UltimateTrader provides our clients access to comprehensive information on stocks, market, indices, mutual funds, news and options. UltimateTrader clients are able to access bid and ask prices, charts, research and over 170 other types of information for any listed or Nasdaq traded stock, as well as the ability to establish and track their securities, cash and margin positions on a real-time basis. Our clients can arrange the display and configuration of data on their computer screens using a menu and tool bar, which are generally utilized in the Windows operating system. Different computer screen arrays or pages can be built to suit the user's personal requirements.

         UltimateTrader clients can execute trades with a few simple mouse clicks or keystrokes. UltimateTrader clients can route trades directly to the exchanges, the Nasdaq Market Maker System, a specific market maker or an electronic communication network. As a result, we believe trades can be executed more quickly than if the trade is routed through a third market firm or an online brokerage firm's trading desk, as is the case with a number of other trading systems. The order entry section can be preset for size and type of order. The client can use a mouse to click the bid or ask price of a security and either close out an open position or add to an existing one. If the user clicks the bid or ask price of the security, the order screen will appear pre-configured to buy or sell.

         Once an order is entered, UltimateTrader sends the order to the exchange selected in less than two seconds from virtually anywhere in the world. Typical executions for market orders entered via Ultimate Trader range from 2 seconds to 10 seconds depending on market conditions. These significant savings in time have tremendous value to a client who is trying to trade in markets characterized by rapidly changing prices.

         Speed of order execution is also affected by how an order is routed. UltimateTrader clients are able to route their orders directly to the exchanges, such as the New York Stock Exchange, American Stock Exchange, Nasdaq Stock Market, Inc. and Chicago Board Options Exchange. Most other retail online trading systems route orders to a third-market firm or the online broker's trading subsidiary, which in turn routes the orders to the market.

         Clients can also elect to route trades to our Watley trading desk for efficient execution. Our Watley trading desk consists of registered representatives who are available to assist our clients.

         UltimateTrader clients may place bids or offers onto an electronic communication network which will also appear in the Nasdaq Market Maker Level 2 screen with the corresponding price and size of the order. This gives our clients an advantage in attempting to execute orders in between the bid and asked prices of Nasdaq securities.

         To direct an order to a specific market maker or electronic communication network, our clients double click on the market maker or ECN and mark their order entry screen with this preference. The SelectNet preference button is useful when our clients wish to execute orders for more than 1,000 shares of a security.

         UltimateTrader clients can select from two different service levels, UltimateTrader Free and UltimateTrader Pro. Our UltimateTrader Free Level II service has been only recently introduced and promoted after the end of our most recent fiscal year.

         The following table sets forth the features offered for UltimateTrader Free and Pro Service Level:

Ultimate Trader
Features                                                         Free        Pro

Dynamic Updating Quotations ............................           X          X

Unlimited Customized Pages .............................           X          X

Electronic Execution ...................................           X          X

Buying Power ...........................................           X          X

Board View Portfolio Minder ............................           X          X

Position Minder ........................................           X          X

Scrolling Tickers ......................................                      X

Alarms .................................................                      X

Snap Quotes ............................................                      X

Market Minder ..........................................                      X

Hot Keys ...............................................           X          X

MultiQuotes ............................................                      X

Charts with Technical Studies ..........................                      X

Nasdaq Level II Data ...................................           X          X

Color Coded Market Maker Screens .......................                      X

Time and Sales .........................................           X          X


         Following is a description of each of the UltimateTrader features we offer:

o Dynamic Updating Quotations - displays real time changes in prices and markets as they occur.

o Unlimited Customized Pages - allows clients to create computer screen layouts to their preference with their data and to scroll freely among these pages.

o Electronic Execution - provides direct electronic access to various exchanges and markets for rapid routing of execution of trades.

o Buying Power - allows clients to view current buying power, the value of the account as of the trading day's business morning.

o Board View Portfolio Minder - used to create computer windows with comprehensive price and other data relating to a number of different securities.

o Position Minder - serves as a portfolio monitor and displays existing open positions as well as the status of pending orders.

o Scrolling Tickers - displays price and trading volume information for the symbols that a client chooses on a live basis. The quotes will move through the ticker window as the server receives them.

o Alarms - alerts clients by an audio or visual pop-up when target criteria have been met for a specified security.

o        Snap Quotes - displays detailed information about individual symbols.

o Market Minder - a fully configurable quote screen that can display virtually any information about the security selected by the client.

o Hot Keys - the ability to execute/cancel trades with a simple keystroke.

o        MultiQuotes - displays prices and fundamentals for any symbol.

o Charts with Technical Studies - allows clients to view live, dynamically updating, real-time intraday chart data and historical information for stocks, option or indices.

o Nasdaq Level II Data - continuously updated display of market maker and electronic communication network current prices and changes.

o Color Coded Nasdaq Market Maker Screens - designed to visually display, by a special color on the screen, upward and downward trends in recent trades in a security.

o Time and Sales - reflects last and cumulative trades, prices and aggregate daily volume in a security.

         Our fee schedule for clients subscribing to UltimateTrader Free is as follows:


Number of Trades Per Month  Transaction Charges  Monthly Fees for Real Time Data
--------------------------  -------------------  -------------------------------
1-9 trades per month                $23.95                  free
10-24 trades per month              $22.95                  free
25-49 trades per month              $20.95                  free
50-99 trades per month              $19.95                  free
100-199 trades per month            $18.95                  free

         Our fee schedule for clients subscribing to UltimateTrader Pro is as follows:

Number of Trades Per Month  Transaction Charges  Monthly Fees for Real Time Data
--------------------------  -------------------  -------------------------------

1-9 trades per month                $23.95                  $300
10-24 trades per month              $22.95                  $250
25-49 trades per month              $20.95                  $200
50-99 trades per month              $19.95                  free
100-199 trades per month            $18.95                  free

         Dow Jones News Service is an optional service priced at $95.00 per month.

         Watley's fee for an exchange listed security in excess of 2,000 shares or a Nasdaq listed security in excess of 10,000 shares incur a surcharge of $.01 per share and a commission of $.01 per share on the entire order. We also charge an additional fee for executing on an electronic communication network or SelectNet, substantially all of which is forwarded to the owner or operator of that system.

         Optional Services. We offer a vast array of optional services to UltimateTrader clients. Among these are the Dow Jones News Service and various charting and market trading services. The Dow Jones News Screen provides continuously updating real-time news in a scrolling format, including: breaking news; corporate announcements; interviews; industry news; market reports; economic and political developments; hot stock alerts; and international events.

         With Dow Jones News and a number of other services, we invoice the client directly as part of their monthly bill and remit the special charges to the vendor supplying these services, while retaining approximately 15% of the charge as our fee.

         UltimateTrader has accounted for most of our retail customer account revenues in the past year and we anticipate this to continue in the future. During our fiscal year ended September 30, 1999, we derived approximately 71% of our total revenues from UltimateTrader clients.

WatleyTrader

         WatleyTrader is our web-based Internet brokerage service which we designed for active investors who execute trades online and use online services to gather information about the securities markets. WatleyTrader provides comprehensive information on stocks, markets, indices, mutual funds, news and options in a live format for free. WatleyTrader clients can place trades, obtain quotes, order research and check account balances and portfolio valuations online or through our automated touch-tone phone system, 24 hours a day. The electronic order system for the WatleyTrader directs orders to the Watley Desk for execution. WatleyTrader client orders are entered, processed and confirmed electronically.

         WatleyTrader targets price sensitive investors and competes directly with E*Trade, Charles Schwab and other online brokerages. The basic fee schedule for the WatleyTrader is a transaction charge of $9.95 per order with an additional $14.00 fee for trades made by telephone. Orders of more than 5,000 shares bear a commission of $.01 per share for the entire order.

         During our fiscal year ended September 30, 1999, approximately 3% of our revenues originated from WatleyTrader clients.

Third-Market Institutional Sales Desk

         Watley's third-market institutional sales desk specializes in facilitating and/or executing large-block transactions in approximating 500 thinly traded equity securities. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous. We match buyers and sellers to execute off-exchange transactions, to minimize the impact on the market and prevent our client's positions from being disclosed to competing firms. Our third-market institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund managers. Approximately 22% of our revenues for our fiscal year ended September 30, 1999 were derived from the institutional trading desk.

Client Services

         Client services for all levels of online service, including trading, administrative, and technical support, are among our highest priorities. Based on our experience in the industry and client feedback, we believe that providing an effective client service team to handle client needs is critical to our success. Our Client Service department helps clients get online, handles product and services inquiries and addresses all brokerage and technical questions. The Client Service department also conducts various surveys to verify the satisfaction of our clients and to learn more about client preferences and requirements.

         Live client support is available 12 hours a day from 8:00 AM to 8:00 PM EST Monday through Friday. Our client services department operates on a one-stop shopping basis, meaning that clients do not typically have to be transferred between departments to receive answers to their inquires. We currently employ seventeen Client Service personnel (inclusive of management), all of whom are registered representatives and are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support. A separate technical support team helps clients with particularly serious or persistent technical issues.

         In order to provide professional and efficient client support, we have purchased and implemented client relationship management (CRM) and computer telephony integration (CTI) software. CRM databases are updated with each client contact to track client service calls. A separate internal database tracks trading patterns, changes in customer balances and compliance issues. Both databases are used to generate periodic reports for management. Client services associates access the latest product and account information through CRM and customer account databases.

         During the second quarter of fiscal year 1999, we launched online support and chat services for our clients. This service currently offers an online, indexed UltimateTrader user manual and chat area. The chat area offers clients the ability to query and chat with client services associates in real-time. Our goal with respect to the provision of online support and chat services is to create a sense of virtual community among prospective and existing clients and between our company and our clients. We are planning to upgrade our online support capabilities through a recently acquired online chat support software package.

         We plan to create a VIP client services team to service our most active online clients. By providing client support for all issues on an account manager basis, we intend for the VIP team to offer much more individualized service on a prioritized basis. We believe that providing highly prioritized, personalized and professional client support, especially for our niche market high volume clients, will further differentiate our products and services from those of our competitors.

Operations

Clearing and Order Processing

         Watley does not hold any funds or securities of its clients nor does Watley generally execute and process directly either its own or its clients' securities transactions. Since October 1996, Watley has cleared all transactions for its clients, on a fully disclosed basis, with Penson Financial Services, Inc. for retail accounts and Weiss, Peck & Greer, L.L.C. for institutional accounts.

         Watley's agreement with its clearing brokers provide that the clearing brokers process all securities transactions for Watley's account and the accounts of Watley's clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. Watley has agreed to indemnify and hold the clearing brokers harmless from certain liabilities or claims, including claims arising from the transactions of its clients, which could be material in amount. Watley's clearing agreements may be terminated by either party, upon 60 days' written notice for Penson Financial Services, Inc., and 30 days prior written notice for Weiss, Peck & Greer, L.L.C. Watley depends on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. By engaging the processing services of clearing brokers, however, Watley is exempt from certain capital reserve requirements imposed by federal laws.

         Clients' securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended to a client, collateralized by securities and cash in the client's account, for a portion of the purchase price. The client is charged for margin financing at interest rates based on the brokers call rate plus an additional amount of up to 1.75%. The brokers call rate is the prevailing interest rate charged by banks on secured loans to broker-dealers.

         Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve system. Margin lending subjects us to the risk of a market decline that would reduce the value of our collateral below the client's indebtedness before the collateral can be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account.

Network Infrastructure

         Our network consists of a series of servers, routing and Internet-networking equipment, workstations, software support cluster, and firewall management systems. This creates a global connection to our intranet, so that any computer that can connect to the Internet can connect to our system.

         Any individual with a personal computer who has a connection to the Internet and has Windows compatible software can subscribe to UltimateTrader. Once an account is opened, the client downloads UltimateTrader software and is given a unique user name and password. The client then logs onto the UltimateTrader system and is connected to our market data servers and to one of our order servers.

         Our network is accessed by electronic messaging. A message is sent to Watley's network via the client's Internet service provider. In order to access Watley's network, this message first passes through a firewall and web shield. The firewall only allows appropriate Internet traffic into the network. The web shield prevents virus-infected files or messages from reaching the network. Once the message has passed through the firewall and web shield, a permission server qualifies the client. Once the permission server allows the client to establish a connection to the UltimateTrader system, the connection between the client and server is maintained until the client requests it be terminated or until the UltimateTrader system determines that the connection is no longer efficient or is inoperable.

         Our technology is supported by an internal staff of programmers, developers and operators 24 hours a day, seven days a week. The programming staff is supplemented by a team of quality control analysts, web page developers, technical writers and design specialists who ensure the final product is user-friendly and dependable. In addition to supporting the systems, the staff continually enhances software and hardware and develops new services.

Software is designed to be versatile and easily adaptable to new and emerging technologies.

         The order servers accept buy/sell or sell short messages from the client application and qualifies the order according to a number of business rules. Once an order is qualified, it is sent to the exchange of the client's choice and messages are sent to update our database. This update offers the client real-time account positions, buying power and profit and loss calculations. All transactions for the day are processed for delivery to the clearing firm.

Account Security

         We use a combination of proprietary and industry standard security measures to protect our clients' assets. Clients are assigned unique account numbers, user identifications and passwords that must be used each time they log on to the system. In accordance with standard industry practices, telephone orders require authentication via personal identification number/password and/or other personal information. In addition, our trade processing system is designed to compare the Watley accounts database with the clearing firm's account information on a daily basis to detect any discrepancies.

         We rely on encryption and authentication technology, including public key cryptography technology licensed from other parties, to provide the security and authentication necessary to effect the secure exchange of information.

         Firewalls and other software limit not only system access to the authorized users, but also limit the authorized users to specifically approved applications. This filter-software prevents unauthorized access to critical areas of the system such as account information. Furthermore, public access servers, such as e-mail, chat services and the file transfer protocol, are in a network entirely separate from the rest of our systems.

         We have implemented special policies relating to the transfer or withdrawal of funds by clients to prevent unauthorized withdrawals. All requests for fund withdrawal or transfer require a signed letter from the account holder. Checks will only be made out in the account holder's name and wire transfers will only be sent to a bank account in the account holder's name.

Investment Considerations and Risk Factors

         Although we are optimistic that we will be able to continue our substantial growth and strengthen our position in the online and electronic trading of securities, we also acknowledge that our business and this industry in general are subject to a number of risks and uncertainties, which could adversely affect future results. Among these are:

         1. Competition In The Online And Electronic Brokerage Business Is Increasing. Not only are we faced with competing with the traditional electronic trading firms, such as E-Trade and E-Schwab, as well as smaller sized competitors, but we are also faced with the entry of new firms, including traditional brokerage firms such as Merrill Lynch, and the emergence of giants, such as Goldman Sachs & Co., as a sponsor or joint venturer of e-commerce brokerage firms and electronic communications networks. We will continue to compete based upon what we perceive as the excellence of our trading systems, the skills of our customer service personnel, the breadth of information and other services provided, attractive pricing of our services and maintenance and upgrade of our technology. Although added competition has also served to increase the overall market for this type of brokerage service, the increased competition also places more pressure on us in our competitive efforts, including a need to increase our marketing efforts, which is already underway.

         2. We Are Expanding Rapidly And Need to Properly Manage Our Increased Infrastructure. The expansion of our business has led us to increase our systems and personnel. These must be managed efficiently and places additional burdens upon executive management.

         3. We Must Maintain Our Access To The Most Improved Technology. Technological changes continue in the electronic commerce field generally and in our segment of online brokerage. We must keep pace with these technological developments by a combination of licensing and developing software, to be able to continue to provide what we regard as highly efficient and attractive services and systems for our accounts.

         4. Our Industry Faces Substantial Regulatory Supervision. We, as well as all members of the U.S. securities brokerage industry, are regulated by the NASD and SEC. These supervisory bodies have tended to increase the intensity of their regulatory efforts, particularly with respect to the online trading industry. Additional regulations have been proposed, from time to time, dealing with the suitability of online trading and broker supervision of accounts. All these place a greater burden on the conduct of our electronic and online brokerage business.

         5. Our Proposed Conversion To Self-Clearing Operations Subjects Us to Additional Risks. Although self-clearing will allow us to theoretically increase the profitability of our operations, it will also place additional burdens upon managing our business. We will collect dividends and interest on securities held in nominee name and make the appropriate credits to our client's account. We will also facilitate exercise of subscription rights on securities held for our clients. We will arrange for the transmittal of proxy and tender offer materials and issuer reports to our clients.

         Self-clearing operations, especially where conducted by firms such as ours, without significant prior experience, involve substantial risk of losses due to clerical errors related to the handling of client funds and securities. We have attempted to mitigate this risk by hiring, from a large competitor, as a senior officer someone who has extensive experience in the senior management of self-clearing operations and conversions to self-clearing. Errors in the clearing process also may lead to civil liability for actions in negligence brought by parties who are financially harmed as a result of these errors. Clearing operations have accounted for a significant portion of our cost of services. Our failure to perform self-clearing operations accurately and cost-effectively could have a material adverse effect on our business, financial condition and operating results.

Suppliers

         We obtain financial information from a number of third-party suppliers of software and information services, including PC Quote, Inc., Townsend Analytics, Ltd., Ethos Corporation and S&P ComStock, Inc. We have a number of alternative sources of supply of these items of software and information services available to us at comparable cost, on a timely basis to provide adequate replacements, if arrangements with any of our current suppliers are abrogated.

Marketing and Advertising

         We are marketing UltimateTrader by targeting active traders through print, online and other modes. To date, we have engaged in limited marketing and advertising efforts, consisting primarily of print advertising in Investors Business Daily, a daily trade publication. We have also conducted surveys of our existing client base to understand their media consuming habits and demographics profiles to effectively target our advertising campaign. We are developing a comprehensive marketing plan to attract potential clients, as well as build market awareness, educate the investing public and develop brand name recognition and loyalty within the most active trading segment of the market. Our advertising efforts are expected to include advertisements in financial publications and various other regional and national publications that have demographics similar to our target market. We also intend to advertise and promote UtimateTrader through Internet website and banner advertisements and television commercials. We also plan to broaden our presence on the Internet through various partnerships, sponsorships and co-branding efforts such as our recent deal with U-Cool, an Internet community site that has over 150,000 subscribers and 10 million unique monthly visitors. Our strong rankings in various industry surveys have provided us with extremely valuable publicity. We will continue to make investments in our online services and offerings to maintain and even strengthen these rankings.

         Our initial marketing efforts will be concentrated in the United States. However, as part of our long-term goals, we plan to market our services to trading communities interested in U.S. equities in Western Europe, Latin America, and Asia.

Competition

         The market for electronic brokerage services is highly competitive and rapidly changing. We believe that we compete on the basis of speed of order execution, processing and confirmation, quality of client service, ease of use, amount and timeliness of information provided, price and reliability of our trading systems. We expect that our ability to compete will also be affected by our ability to introduce new services and enhancements to existing services into the market on a timely basis.

         We believe our competition consists of large and small brokerage firms, utilizing the Internet to transact retail brokerage business. Among these competitors are E*Trade Group, Inc.; Charles Schwab & Co., Inc.; Quick & Reilly, Inc.; Waterhouse Securities, Inc.; Fidelity Brokerage Services, Inc. and Datek Securities Corp. We also face competition for clients from full commission brokerage firms, including Merrill Lynch & Co., Inc.; Morgan Stanley Dean Witter & Co.; PaineWebber Incorporated; and Salomon Smith Barney, as well as financial institutions and mutual funds.

Securities Regulation

         Watley is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 49 states.

         The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, NASD, other self regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of our stockholders.

         Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the recent increase in the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If we fail to comply with any laws, rules or regulations we could be censured, fined, issued a ceased-and-desist order or Watley or our officers and employees could be suspended or expelled.

         In addition, significant changes in Watley's current business or practices, including converting to self-clearing operations, require NASD and other regulatory approval.

         To expand our services internationally, we would have to comply with regulatory controls of each specific country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

         We intend to initiate a comprehensive marketing campaign to bring greater brand name recognition to our products and services. All marketing activities by Watley are regulated by the NASD. The NASD can impose penalties, including censure, fine, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer and its officers or employees for violations of the NASD's advertising regulations.

Net Capital Requirements

         The SEC, NASD and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC's uniform net capital rule which governs Watley. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

         As of September 30, 1999, Watley was required to maintain minimum net capital, in accordance with SEC rules, of approximately $135,974 and had total net capital of $4,178,815 or approximately $4,042,841 in excess of minimum net capital requirements.

         If Watley fails to maintain the required net capital Watley may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require Watley's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a specific operating loss, or any unusually large charge against net capital could limit those operations of Watley that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital from Watley, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

Intellectual Property Rights

         We rely on a combination of copyright, trademark and trade secrets laws and non-disclosure agreements to protect our proprietary technologies, ideas, know-how and other proprietary information. We hold a United States trademark registration for the UltimateTrader name. We have no patents or registered copyrights. Third parties may copy or otherwise obtain and use our proprietary technologies, ideas, know-how and other proprietary information without authorization or independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and our key employees, distributors and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. Policing unauthorized use of our technologies and other intellectual property is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted.

         There has been substantial litigation in the software industry involving intellectual property rights. We believe that our technologies and trading systems have been developed independent of others. Third parties may assert infringement claims against us and our technologies and trading systems may be determined to infringe on the intellectual property rights of others.

Research and Development

         During the years ended September 30, 1999 and 1998, we spent approximately $6,000,000 and $602,000 for software development. We are expecting to incur an additional $2,000,000 in software development costs to complete our current projects. We anticipate completion of the software under development in the first half of fiscal 2000. These software development efforts are related to enhancing the operational capabilities of our trading systems.

Computer Strategies, Inc. Acquisition

         Effective October 2, 1998, we acquired all of the capital stock of Computer Strategies, Inc. for 38,260 shares of common stock valued at $183,648. Computer Strategies provided computer software consulting services. Leon Ferguson was the founder and sole stockholder of Computer Strategies and became our Senior Vice President and Chief Information Officer upon closing of the acquisition.

Personnel

         As of December 3, 1999, we employed a total of 127 persons, of whom 11 are engaged in executive management, 20 in trading activities, 44 in information technology, 17 in client service, 7 in sales and marketing, 13 clerical and back office personnel, as well as 14 other employees. All but one of these persons are employed on a full-time basis. In addition, we retain a computer development and consulting firm on an exclusive basis. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

         Our registered representatives are required to take examinations administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with Watley obligating them to adhere to Watley's supervisory procedures and not to solicit customers in the event of termination of employment. Watley's agreements with registered representatives do not obligate these representatives to be associated with Watley for any length of time.

         Our success will depend, in part, on our ability to hire and retain additional qualified marketing, industry, technical and financial personnel. Qualified personnel are in high demand. We face considerable competition from other brokerage and financial service firms and other Internet and online service companies for these personnel, many of which have significantly greater resources that we have.

Item 2. Description of Property.

         Our principal offices are located at 40 Wall Street, New York, New York, where we occupy approximately 19,000 square feet at an annual cost of approximately $480,000, or $40,000 per month, plus escalations. During the fiscal year ending September 30, 2000, we will occupy additional space at 40 Wall Street of approximately 24,000 square feet at an additional annual cost of approximately $730,000, plus escalations. The initial term of the lease for such office space expires in June 2009. We also occupy approximately 16,000 square feet at an annual cost of $204,000 in Allen, Texas. The initial term of the lease for such space expires in June 2004.

Item 3. Legal Proceedings.

         Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

         In the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings or arbitration. We are not currently involved in any legal or regulatory proceedings or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Trading in the Company's shares of common stock presently takes place on the small capitalization market of NASDAQ, under the symbol ABWG.

         The following table sets forth the range of high and low sales prices for the Company's common stock since April 20, 1999, the date we completed our initial public offering.

         Fiscal 1999:                             High                 Low
         ------------                             ----                 ---

         4/20/99 - 6/30/99                        $23.25             $10.375

         7/01/99 - 9/30/99                        $15.62             $ 8.375


(b) The number of holders of the Company's common stock was approximately 109 on December 1, 1999, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c)      The Company has not paid a cash dividend since inception.


Item 6. Management's Discussion and Analysis or Plan of Operation.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Fiscal year ended September 30, 1999 compared to fiscal year ended September 30, 1998

         Total revenues for fiscal 1999 were $20,987,613, an increase of 130.1%, as compared to revenues of $9,119,268 for fiscal 1998. Revenues from commissions increased by $8,795,799, or 118.8% from $7,403,059 for fiscal 1998 to
$16,198,858 for fiscal 1999 due primarily to the significantly increased number of online trades executed as well as due to the growth in our third market institutional sales division. During fiscal 1999, the Company's online brokerage division had total billed transactions of 656,217 and average billed transactions of 2,604 per day, an increase of 310.7% compared to an average daily billed transaction rate of 634 per day during fiscal 1998 totaling 159,789 billed transactions. Data service revenues increased by $978,887, or 148.0% from $661,236 for fiscal 1998 to $1,640,123 for fiscal 1999 due to the increase in the number of online accounts. We experienced an increase in the number of online brokerage accounts from approximately 900 at September 30, 1998 to approximately 3,500 at September 30, 1999. We expect the number of accounts and corresponding revenue to increase during fiscal 2000 but the extent of these increases is dependent on market conditions and the relative success of our sales and marketing efforts. Revenues from principal transactions increased by $1,554,985, or 172.4%, from $901,889 for fiscal 1998 to $2,456,874 for fiscal
1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $146,704 for fiscal 1998 to $685,578 for fiscal 1999.

         As a result of the foregoing, net revenues increased by $11,779,210, or 132.9%, from $8,859,946 for fiscal 1998 to $20,639,156 for fiscal 1999. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

         Interest expense increased from $244,322 for fiscal 1998 to $333,457 for fiscal 1999 as a result of increased borrowings.

         Total expenses increased by $11,751,548, or 123.9%, from $9,479,591 for fiscal 1998 to $21,231,139 for fiscal 1999. Clearing charges and floor brokerage represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online trading accounts, such expenses increased by $4,542,040, or 132.6%, from $3,425,725 for fiscal 1998 to
$7,967,765 for fiscal 1999. Employment compensation and related costs increased by $3,058,627, or 136.1%, from $2,247,963 for fiscal 1998 to $5,306,590 for fiscal 1999, largely due to the hiring of 95 new employees to service the growth in our client base. Communications expense increased by $479,058, or 63.3%, from $757,391 for fiscal 1998 to $1,236,449 for fiscal 1999 as a function of the growth in our online trading accounts. We expect that the foregoing expenses will continue to increase as we expand our client base.

         Business development costs consist primarily of advertising costs to obtain new accounts, which have mostly been for print and media advertising. These expenses increased by $1,035,721, or 105.6%, from $980,651 for fiscal 1998 to $2,016,372 for fiscal 1999 as the Company increased its planned advertising and promotional efforts. We anticipate that this percentage increase will accelerate and increase substantially in light of our plans to more aggressively market our services in an attempt to obtain additional accounts.

         Professional services increased from $971,494 for fiscal 1998 to $1,532,994 for fiscal 1999 due to the general growth in our business. Occupancy and equipment costs increased by $1,462,911, or 329.3%, from $444,169 for fiscal 1998 to $1,907,080 for fiscal 1999, primarily due to the relocation of our offices to a new, 19,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $257,981, or 71%, from $363,207 fiscal 1998 to $621,188 for fiscal 1999 for similar reasons. Other expenses increased by $353,710, or 122.3%, from $288,991 for fiscal 1998 to $642,701 for fiscal 1999 due to our overall growth.

         The income tax provision increased from $12,765 for fiscal 1998 to $32,494 for fiscal 1999.

         An extraordinary loss of $177,125 was recorded as a result of an early retirement of $500,000 of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125.

         As a consequence of the foregoing, our operating results before extraordinary loss were essentially unchanged on a substantially higher volume of business after significant investments in infrastructure in fiscal 1999. The Company suffered a loss of $632,410 for fiscal 1998 as compared to a loss before extraordinary loss on early extinguishment of debt of $624,477 and a net loss of $801,602 for fiscal 1999.

Fiscal year ended September 30, 1998 compared to fiscal year ended September 30, 1997

         Revenues for fiscal 1998 were $9,119,268, an increase of 101.2%, as compared to revenues of $4,532,532 for fiscal 1997. Revenues from commissions increased by $3,385,272, or 84.3%, from $4,017,787 for fiscal 1997 to $7,403,059 for fiscal 1998 due to the substantially increased volume of orders transacted by our online brokerage clients, as well as through our third-market institutional sales desk. We experienced an increase in the number of online trading accounts from approximately 300 at September 30, 1997 to approximately 900 at September 30, 1998. Data service revenues also increased by $512,883, or 345.7%, from $148,353 for fiscal 1997 to $661,236 for fiscal 1998 due to the increased number of online trading accounts. Revenues from principal transactions increased by $671,592, or 291.6%, from $230,297 for fiscal 1997 to $901,889 for fiscal 1998, largely as a result of the increased volume of business conducted by our third-market institution sales desk. Interest and other income increased from $130,095 for fiscal 1997 to $146,704 for fiscal 1998.

         Interest expense increased from $212,359 for fiscal 1997 to $259,322 for fiscal 1998 as a result of increased borrowings.

         As a result of the above, our net revenues increased by $4,539,773, or 105.1%, from $4,320,173 for fiscal 1997 to $8,859,946 for fiscal 1998.
Substantially all of our revenues were generated by clients in the United States. No client or group of related clients accounted for 10% or more of our revenues.

         Total expenses increased by $4,102,221, or 76.3%, from $5,377,370 for fiscal 1997 to $9,479,591 for fiscal

1998. Clearing charges, floor brokerage and data fees represent payments to our clearing brokers and to employees who facilitate our clients' transactions and expenses related to market data services. As a result of the significant increase in the volume of transactions by our clients, these expenses increased by $1,580,798, or 85.7%, from $1,844,927 for fiscal 1997 to $3,425,725 for fiscal 1998. Employment compensation and related costs increased by $950,388, or 73.2%, from $1,297,575 for fiscal 1997 to $2,247,963 for fiscal 1998 due to our hiring of 25 additional personnel to service our increased client base. Communications expense increased by $419,807, or 124.4%, from $337,584 for fiscal 1997 to $757,391 for fiscal 1998 as a result of our substantially increased base of online trading accounts. We expect that these expenses will continue to increase as we seek to expand our client base.

         Business development expenses increased by $539,227, or 122.2%, from $441,424 for fiscal 1997 to $980,651 for fiscal 1998 as a result of our expanded marketing efforts. We expect aggregate expenses to continue to increase as we expand our marketing efforts. However, our new client acquisition costs decreased on a per client basis.

         Professional service expenses increased from $894,920 for fiscal 1997 to $971,494 for fiscal 1998. Occupancy and equipment costs increased by $294,589, or 196.9%, from $149,580 for fiscal 1997 to $444,169 for fiscal 1998, primarily due to the relocation of our offices to larger space and the purchase of additional equipment in anticipation of our proposed expansion. Depreciation and amortization expense increased by $164,227, or 82.5%, from $198,980 for fiscal 1997 to $363,207 for fiscal 1998 for the same reasons. Other expenses increased by $76,611, or 36.1%, from $212,380 for fiscal 1997 to $288,991 for fiscal 1998 for the same reasons.

         The income tax provision increased from $2,776 for fiscal 1997 to $12,765 for fiscal 1998.

         As a result of the foregoing, our operating results improved from a net loss of $1,059,973 for fiscal 1997 to a net loss of $632,410 for fiscal 1998.

Liquidity and Capital Resources

         Prior to our IPO, our capital requirements had exceeded our cash flow from operations as we were building our business. Since the IPO, the proceeds from the IPO and cash flow from operations have been able to satisfy our cash needs as we continue to build our business. Based on our current assumptions relating to our business plan, we anticipate our capital requirements will be satisfied by internal sources for at least twelve months from our fiscal year end. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional debt or equity financing sooner than currently anticipated or curtail our operations. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

         In the normal course of business, the Company, throughout fiscal 1999, has entered into various operating leases which are used to obtain computer equipment. In certain leases, we were required to deliver to the lender a letter of credit or cash deposits. In connection with such leases, we have granted the lender a security interest in all the equipment purchased using funds obtained from the financing.

         The Company incurred notes payable with a face value of $2,213,748 to two vendors for the purchase of software licenses. The face value of the notes include imputed interest totalling $221,697. The average effective interest rate on the notes approximates 8%. The notes are payable in installments over the next three years.

         In October 1998, we obtained a $500,000 loan from New York Small Business Venture Fund LLC, bearing interest at an annual rate of 12%, payable monthly. In connection with this loan, we issued to the lender a $500,000 principal amount promissory note and warrants to purchase 191,250 shares of our common stock at an exercise price equal to the initial public offering price of our common stock. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan, and six persons who are our officers, directors and/or principal stockholders guaranteed our obligations under this loan. We used these funds for the purchase of additional equipment, marketing expenses, software development and working capital. We repaid the loan, plus a 1% prepayment fee, from the proceeds of our IPO.

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

         In January 1999, we sold an aggregate of 221,500 shares of common stock to 12 investors in a private placement at a price of $4.80 per share for which we received aggregate net proceeds of approximately $1,050,000. In connection with this private placement:

         o Anthony Huston, our Executive Vice President, purchased 50,000 shares at a price of $240,000;

         o Leon Ferguson, our Senior Vice President, purchased 52,000 shares at a price of $249,600; and

         o Mark Chambre, a director, purchased 15,000 shares at a price of $72,000.

         All of the purchasers of these shares agreed not to sell or otherwise dispose of any of these shares through April 20, 2000.

         On April 23, 1999, the Company consummated its initial public offering of common stock. The Company sold 2,300,000 shares of common stock at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. The Company utilized approximately $776,800 for the repayment of outstanding notes payable of $500,000 to New York Small Business Venture
Fund LLC and a $250,000 promissory note, including any accrued interest on these same notes payable. We are using the proceeds of the IPO to expand our operations and finance our future working capital requirements.

         Cash used by operating activities during fiscal 1999 was $188,757. We had a net loss of $801,602 and an increase from other assets of $1,460,857, restricted cash of $513,753, securities owned of $109,863 and receivables from clearing brokers of $94,453, which was offset by an increase in accounts payable and accrued liabilities of $1,552,517, and other liabilities of $247,952, depreciation and amortization of $626,187, amortization of option costs - loss on early extinguishment of debt of $177,125 and non-cash amortization of option costs of $157,115.

         Cash used in investing activities was $6,013,595 during fiscal 1999. Uses of cash in fiscal 1999 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the year 1999, the Company accrued accounts payable and notes payable relating to purchases of property and equipment of $2,528,990 during this period.

         Cash provided by financing activities was $14,530,866 during fiscal 1999. Cash provided by financing activities during fiscal 1999 consisted primarily of proceeds from the sale of common stock in an initial public offering of 2,300,000 shares at an offering price of $7.00.

         During fiscal 1998, we received net proceeds of $990,000 from a private placement of equity securities and $250,000 from the issuance of $250,000 principal amount notes and options to purchase an aggregate of 35,714 shares of common stock for nominal consideration, of which $100,000 was furnished by Mel Steinberg. We used these proceeds to develop software and to purchase a portion of the equipment required to expand our online network. We paid the notes from the proceeds of our IPO.

         We had cash and cash equivalents of $970,308 as of September 30, 1998. Our operating activities provided $582,325 of net cash. We had a net loss of $632,410 and an increase in receivables from clearing brokers of $239,479, which was more than offset by depreciation and amortization of $363,207, non-cash amortization of option costs of $226,227, a non-cash compensation charge of $115,000 and an increase in accounts payable and accrued liabilities of $660,605. We used $1,440,345 of net cash in investing activities, consisting of $2,244,313 of property and equipment purchases, which was partially offset by deferred rent incentives of $803,968. Financing activities provided $1,125,635 of net cash, consisting of $990,870 of proceeds from sales of common stock and $250,000 of proceeds from the issuance of notes payable, which were partially offset by a $40,000 repayment of a loan to The Bank of New York and $75,235 of payments made for deferred offering costs.

         Watley has outstanding an aggregate of $530,000 in the form of subordinated loans, under agreements approved by the NASD. These loans are included by Watley for purposes of computing its net capital under the SEC's net capital rules. These borrowings by Watley consist of:

         o a $55,000 principal amount non-interest bearing loan, and a $125,000 principal amount loan, bearing interest at an annual rate of 12%, from Steven Malin, our Chairman of the Board and Chief Executive Officer; and

         o a $200,000 principal amount loan, bearing interest at an annual rate of 15% and a $150,000 principal amount loan bearing interest at an annual rate of 13%, from Mel Steinberg, father of Eric Steinberg, our Executive Vice President.

         The loans mature in October 2000, except for the $125,000 loan which matures in April 2000. For each of the years ended September 30, 1999 and 1998, interest expense on these loans amounted to $64,000.

         Watley is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital both as defined shall not exceed 15 to 1 under the SEC's net capital rule. Such rule also prohibits "equity capital" including the subordinated loans, from being withdrawn or cash dividends from being paid if Watley's net capital ratio would exceed 10 to 1 or if Watley would have less than its minimum required net capital. Accordingly, Watley's ability to repay the subordinated loans may be restricted under the net capital rule. At September 30, 1999, Watley had net capital of $4,178,815, which was $4,042,741 in excess of its minimum required net capital, and Watley's aggregate indebtedness to net capital ratio was .49 to 1.

Net Operating Loss Carryforwards

         Our net operating loss carryforwards expire beginning in the year 2013. The issuance of additional equity securities, together with our recent financings and the IPO, could result in an ownership change and, thus, could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Relevant Accounting Standards

         We generally grant stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. We account for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognize no compensation expense related to option grants issued at or above the fair market value of the stock. In cases where we grant options below the fair market value of the stock at the date of grant, the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management's estimate of the fair value of the options or the related services provided and expensed over the vesting period, if any.

         Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for all the 1998 and 1997 stock option grants on the fair value method.

         We account for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." We recognize the current and deferred tax consequences of all transactions that have been recognized in the financial statements, using the provisions of enacted tax laws. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if, in the opinion of our management, it is more likely than not that the deferred tax asset will be realized. SFAS No.109 requires companies to set up a valuation allowance for the component of net deferred tax assets which does not meet the more likely than not criteria for realization. We have established this valuation allowance for our deferred tax assets.

         In 1997, the Financial Accounting Standards Board issued SFAS No.128, "Earnings per Share." The new rules are effective for both interim and annual financial statements for the periods ending after December 15, 1997. SFAS No. 128 supersedes APB No.15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No.15. The previous primary earnings per share calculation is replaced with a basic earnings per share calculation. The basic earnings per share differs from the primary earnings per share calculation in that the basic earnings per share does not include any potentially dilutive securities. Fully dilutive earnings per share is replaced with diluted earnings per share and should be disclosed regardless of dilutive impact to basic earnings per share. Accordingly, we have adopted SFAS No.128 effective September 30, 1998.

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. Based on this approach, the Company has determined that it operates in one reporting segment.

Year 2000 Issues

         We have developed and implemented a plan to modify all of our hardware and software and believe that our hardware and software are year 2000 compliant so that the computer programs do not cease functioning because of an inability to process on a date occurring from and after January 1, 2000. We do not believe that any remediation costs will be material.

         We are highly dependent upon third-party financial information vendors, telecommunications suppliers and our clearing brokers. We have sent letters to a number of our vendors requesting assurances of their compliance. Such third parties have generally advised us that their review of their operating systems indicate that their operating systems are year 2000 compliant or will be year 2000 compliant in a timely manner. We have developed a contingency plan if any third parties with which we do business have any material year 2000 compliance problems.

         We have successfully completed our participation in testing with clearing organizations and service providers, however, we would be materially adversely affected if there are any failures or interruptions in service resulting from the inability of our computing systems or any third-party's systems to recognize the year 2000. Moreover, since our evaluation of these issues is continuing, we may discover additional issues which could present a material risk of disruption to our operations.

Item 7. Financial Statements.

         The financial statements required by this Item are set forth at the pages indicated in Item 13 following page 28 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our executive officers and directors are as follows:

Name                       Age      Position
----                       ---      --------
Steven Malin               42       Chairman of the Board, Chief Executive Officer and Director
Harry Simpson              33       President, Chief Operating Officer and Director
Robert Malin               34       President of A.B. Watley, Inc. and Director
Anthony G. Huston          36       Executive Vice President - Strategic Planning
Eric Steinberg             34       Executive Vice President - Administration
Leon Ferguson              37       Senior Vice President and Chief Information Officer
Brett Vernick              31       Senior Vice President - Management Information Services

Joseph M. Ramos, Jr.       41       Senior Vice President and Chief Financial Officer
William Brawer             42       Director
Elizabeth Chambers         36       Director
Mark Chambre               38       Director
Stanley Weinstein          73       Director

         Steven Malin co-founded our company in May 1996 and has been our Chairman of the Board and Chief Executive Officer since inception. From August 1993 to December 1996, Mr. Malin served as a consultant to Watley. From 1987 to 1993, he was a Senior Foreign Exchange Options Broker for Tullett and Tokyo Forex, Inc., a global inter-bank money brokering firm with its primary offices located in London, New York and Tokyo. Mr. Malin attended the Fletcher School of Law and Diplomacy from 1982 to 1984. He received a bachelor of arts degree from Vassar College in 1980.

         Harry Simpson has been our President and Chief Operating Officer since March 1998 and was our Executive Vice President of Online Brokerage Services from May 1996 until March 1998. From January 1993 to September 1995, he served as Vice President of Tullett and Tokyo Forex, Inc. and Manager of its Foreign Exchange Options Desk in New York. From January 1988 to December 1992, Mr. Simpson worked as a Senior Foreign Exchange Options Broker for Exco International, Inc., an international money broker in Hong Kong and Tokyo. Mr. Simpson received a bachelor of science degree in finance from Indiana University in 1987.

         Robert Malin is a co-founder of our company. He has been associated with Watley since August 1993, initially as General Securities Principal and director of day-to-day operations and, most recently, serving as President. His earlier experience includes managing equity-trading, client services and brokerage operations. Mr. Malin and Steven Malin are brothers.

         Anthony G. Huston. Mr. Huston has been our Executive Vice President since May 1996. From September 1995 to May 1996, Mr. Huston served as a consultant to Watley. From August 1988 to May 1995, he served as Vice President and Manager in the Foreign Exchange Options Department in the New York, Tokyo, and London offices of Tullett and Tokyo Forex, Inc. Mr. Huston received a bachelor of arts degree in asian studies and international relations from the University of Michigan in 1985. He attended New York University as a post graduate student in economics.

         Eric Steinberg. Mr. Steinberg has been our Executive Vice President of Administration since March 1998. His responsibilities include management of our offices and negotiating our purchase and leasing arrangements. From May 1996 to February 1998, Mr. Steinberg served as an administrative consultant to our company. From August 1993 to May 1996 he served as a consultant to Watley. From 1991 to 1993, he was a manager at Primary Financial Services, Inc., a financial consulting and leasing company. From September 1986 to May 1991, Mr. Steinberg was employed as an account manager by Manhattan Leasing, Inc., a New York based leasing company.

         Leon Ferguson. Mr. Ferguson joined us in October 1998 as Senior Vice President and Chief Information Officer in connection with our acquisition of Computer Strategies, Inc., a software consulting firm he formed in 1996 and served as its President and Chief Executive Officer since inception. From May 1994 to January 1996, Mr. Ferguson served as Director of Information Technology Strategies at Williams Telecommunications Group, a long-distance telecommunications company that was acquired by WorldCom, Inc. in 1995. From May 1990 to May 1994, Mr. Ferguson served as Chairman of Digital Communications Associates, Inc., a software development company he founded which specializes in high speed transaction solutions for the long distance telecommunications industry. Mr. Ferguson received a bachelor of computer science degree from the University of Oklahoma in 1988.

         Joseph M. Ramos, Jr. Mr. Ramos has been our Senior Vice President and Chief Financial Officer since June 1999. From March 1998 to June 1999, he was Chief Financial Officer of Nikko Securities Co., International, an international broker-dealer. He was also Controller with Nikko Securities Co., International from November 1997 to March 1998. From April 1997 to November 1997, he was Chief Financial Officer of Brunswick Securities Inc., an international broker-dealer. From September 1987 to February 1996, he served in various management positions at Cantor Fitzgerald Securities, a broker-dealer. His most recent position was Chief Financial Officer of their broker-dealer operations based in Los Angeles, California. From October 1982 to September 1987, he was on the audit staff of Deloitte & Touche, a big five accounting firm. Mr. Ramos is a Certified Public Accountant, licensed in New York State. He received a bachelor of science degree in accounting from St. John's University in 1982.

         Brett Vernick. Mr. Vernick has served as our Senior Vice President for Management Information Services since May 1996. From March 1995 to April 1996, Mr. Vernick served as the Eastern U.S. Region Network Specialist for PC Quote, Inc., an international data feed corporation. From August 1992 to February 1995, he served as Director of Management Information Systems for Soil Mechanics Environmental Services, Inc. Mr. Vernick received a bachelor of science degree in political science and international relations from Stonybrook in 1993.

         William Brawer has served as a director of our company since April 1999. Since February 1996, he has served as Chairman and Chief Executive Officer of Brawer Brothers, a producer of nylon and polyester bi-products. Mr. Brawer served in various other senior management capacities with Brawer Brothers. Mr. Brawer received a bachelor of science degree from Colorado University in 1978.

         Elizabeth Chambers has served as director of our company since April 1999. Since August 1998, she has been Vice President of Business Design and a member of the executive committee at the Reader's Digest Association. Ms. Chambers is also a member of the Board of Directors of the Reader's Digest Foundation. From September 1989 to August 1998, Ms. Chambers was with McKinsey & Company, where she was elected to partnership in June 1995. Ms. Chambers graduated from Stanford University with degrees in political science and economics, and holds an MBA from Harvard University.

         Mark Chambre has served as a director of our company since April 1999. Since June 1993, he has served as Senior Broker in the Yen Swaps Division of the Tokyo Forex Co., Inc., in Tokyo, Japan. From April 1988 to Mary 1993, Mr. Chambre served as Manager of the Tokyo Forex Co.'s Financial Futures Division. Mr. Chambre joined its parent company, Tullett and Tokyo, Inc., in New York in 1983. Mr. Chambre received a bachelor of arts degree from Drew University in 1982.

         Stanley Weinstein has served as a director of our company since April 1999. He has been an independent corporate financial consultant since 1991. From 1960 to 1991 he served as a partner with Deloitte & Touche, LLP, an international accounting firm. Mr. Weinstein served for fifteen years as adjunct Associate Professor of Accounting at Pace University and co-authored the widely recognized SEC Compliance - Financial Reporting and Forms handbook. He received a bachelor of business administration degree in accounting from City College of New York in 1949. Since May 1995, he has served as a director of York Research Corp., a company engaged in the production and marketing of energy related products.

         Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Compliance with Section 16(a) of the Exchange Act.

         During the fiscal year ended September 30, 1999, based upon an examination of the public filings, all of the Company's officers and directors timely filed reports on Forms 3 and 4.

Item 10. Executive Compensation.

         The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

                           Summary Compensation Table

                                                                                     Long Term
                           Annual Compensation                                     Compensation
                           -------------------                                     ------------

                                                                                       Awards
Name and                                                                            Underlying
Principal Position          Fiscal Year       Salary             Bonus            Options/SARs(#)
------------------          -----------       ------             -----            ---------------

Steven Malin,                  1999           $93,075           $18,615                  0
Chairman and Chief
Executive Officer

Harry Simpson,                 1999            99,736            19,947               200,000
President and Chief
Operating Officer

Leon Ferguson,                 1999            86,769            17,353               150,000
Senior Vice President
and Chief Information
Officer

Brett Vernick, Senior          1999            90,426            18,085                   0
Vice President,
Management Information
Services

Employment Agreements

         We have entered into a four-year employment agreement with Steven Malin and three-year employment agreements with Harry Simpson, Robert Malin, Anthony
G. Huston, Eric Steinberg, Leon Ferguson, Brett Vernick and Joseph M. Ramos all of which are automatically renewable for additional one-year terms. The employment agreements provide for annual base compensation of $110,000, except for Messrs. Ferguson and Vernick ($100,000) Mr. Ramos ($150,000). Each agreement provides for a bonus equal to 20% of their salaries, payable semi-annually, based upon certain revenue levels achieved by us, as may be approved by the board of directors or a committee of the board.

         Each of the employment agreements requires the officer to devote his full time and efforts to our business and contains non-competition and non-disclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that we may terminate the agreement for cause. In addition, each employment agreement provides for termination by either party without cause upon at least 180 days written notice prior to the end of the original term or any renewal term.

Directors' Compensation

         All directors are reimbursed for their reasonable expenses incurred in attending meetings of the board of directors and its committees. Directors who are employees receive no additional compensation for service as members of the board of directors or committees. All of our non-employee directors are compensated annually for their services at $2,000 and non-qualified options to acquire 1,500 shares of our common stock at the end of each year of service.

Option Grants in Last Fiscal Year

         The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 1999:

                                Individual Grants

                     Number of Securities     % of Total Options
                      Underlying Options     Granted to Employees
Name                     Granted (#)             in Fiscal Year        Exercise Price ($/sh)     Expiration Date
----                     -----------             --------------        ---------------------     ---------------

Steven Malin                  0                        n/a                       0                      n/a

Harry Simpson              200,000                    18.7                     7.00                  4/20/2009

Leon Ferguson              150,000                    14.0                     7.00                  4/20/2009

Brett Vernick                 0                        n/a                       0                      n/a

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         No options were exercised by any executive officer named in the Summary Compensation Table during the fiscal year ended September 30, 1999. The following table contains information concerning the number and value, at September 30, 1999, of unexercised options held by executive officers named in the Summary Compensation Table:

                                 Number of Securities Underlying             Value of Unexercised In-the-Money
                                 Unexercised Options at FY-End (#)                 Options at FY-End ($)
Name                              (Exercisable/Unexercisable)                  (Exercisable/Unexercisable)(1)
----                              ---------------------------                  ------------------------------

Steven Malin                                  0/0                                           0/0

Harry Simpson                            66,667/133,333                               379,169/758,331

Leon Ferguson                              0/150,000                                     0/853,125

Brett Vernick                            90,000/60,000                                931,875/521,250

(1) Fair market value of underlying securities (the closing price of the Company's common stock on the National Associate of Securities Dealers Quotation System) at fiscal year end (September 30, 1999) minus the exercise price.

                               STOCK OPTION PLANS

         On January 27, 1997, the board of directors and stockholders adopted our 1997 stock option plan and on March 16, 1998, our board of directors and stockholders adopted our 1998 stock option plan. We have reserved 400,000 shares of common stock for issuance supon exercise of options granted from time to time under the 1997 stock option plan and 800,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1998 stock option plan. The 1997 and 1998 stock option plans are intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

         Under each of the stock option plans we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1997 stock option plan is administered by a committee, appointed by our board of directors, consisting of from one to three directors. The 1998 stock option plan is administered directly by our board of directors.

         Subject to the provisions of each of the stock option plans, either the board or the committee will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under each of the stock option plans may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board or the committee, in its discretion, but in no event shall the exercise price be less than the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board or the committee, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under each of the plans will be subject to restrictions on sale or transfer.

         As of November 1, 1999, we have granted options to purchase 1,467,450 shares of common stock under our stock options plans at an exercise price ranging from $.02 to $19.94 per share. Of these options, options to purchase 881,500 shares have been granted to our officers and directors. Of these options, 125,000 with an exercise price of $.02 have been exercised. All of the options granted to such officers and directors terminate on the ten year anniversary of their grant date.

         On November 1, 1999, the board of directors, subject to stockholder approval to be sought at our annual meeting of stockholders to be held in March 2000, adopted our 1999 stock option plan. We have reserved 800,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1999 stock option plan. The 1999 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

         Under the 1999 stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1999 stock option plan shall be administered directly by our board of directors.

         Subject to the provisions of the 1999 stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the 1999 stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under the 1999 stock option plan will be subject to restrictions on sale or transfer.

         As of September 30, 1999 and subject to stockholder approval as described above, we have granted options to purchase 268,500 shares of common stock under the 1999 stock option plan at an exercise price ranging from $9.81 to $13.00 per share. Of these options, options to purchase 230,500 shares have been granted to newly-hired officers. All of the options granted terminate on the ten year anniversary of their grant date.

         Through April 20, 2000, we will not grant additional options or warrants to our existing officers, directors, employees or stockholders beneficially owning 5% or more of the outstanding voting securities or their affiliates.

Item 11. Security Ownership Of Certain Beneficial Owners and Management.

         The following table sets forth information known to A.B. Watley Group Inc., as of December 1, 1999, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; and all executive officers and directors as a group.

         Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of A.B. Watley Group Inc., 40 Wall Street, New York, New York 10005.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 1, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 1, 1999 have been exercised and converted.

                                                     Number of Shares                Percentage of Shares
Name and Address of Beneficial Owner                 Beneficially Owned              Beneficially Owned
------------------------------------                 ------------------              ------------------

Steven Malin                                            1,878,294                             23.7%
Linda Malin                                             1,000,300                             12.6
Robert Malin                                              850,000                             10.7
Anthony G. Huston                                         325,000                              4.1
Eric Steinberg                                            300,000                              3.8
Harry Simpson                                             216,667                              2.7
Mark Chambre                                               52,500                               .7
William Brawer                                                  0                                0
Elizabeth Chambers                                              0                                0
Stanley Weinstein                                               0                                0
All directors and executive officers as a
    group (12 persons)                                  3,358,428                             42.3%

         The number of shares beneficially owned by Steven, Linda and Robert Malin include shares held in irrevocable family and charitable trusts for which they are trustees. In addition, the number of shares held by Steven Malin includes shares held by a family partnership for which Steven Malin is the general partner.

         The number of shares beneficially owned by Anthony Huston does not include 175,000 shares held by an irrevocable family trust of which Anthony Huston is a beneficiary.

         The number of shares beneficially owned by Eric Steinberg does not include 125,000 shares held by an irrevocable family trust of which Eric Steinberg is a beneficiary.

         The number of shares beneficially owned by Harry Simpson includes 66,667 shares of common stock issuable upon exercise of currently exercisable options, but does not include 133,333 shares of common stock issuable upon exercise of options which are not currently exercisable or 350,000 shares held in trusts of which Harry Simpson is a beneficiary.

         The number of shares beneficially owned by all of our officers and directors as a group includes 208,334 shares of common stock issuable upon exercise of currently exercisable options, but does not include 411,666 shares of common stock issuable upon exercise of options which are not currently exercisable.

Item 12. Certain Relationships and Related Transactions.

         In October 1994, Steven Malin, Chairman of the Board and Chief Executive Officer and a principal stockholder of A.B. Watley Group, loaned Watley $55,000 on an interest free basis. The maturity date for this loan is October 31, 2000. Additionally, in April 1995, Mr. Malin loaned Watley $125,000 at an annual interest rate of 12%. The maturity date for this loan is April 30, 2000. Each of these loans are subordinate to the prior payment by Watley in full of all other present and future creditors.

         In October 1995, Mel Steinberg, the father of Eric Steinberg, an executive officer and principal stockholder of A.B. Watley Group, loaned Watley $200,000 at an annual interest rate of 15%. Additionally, effective October

30, 1996, Mr. Steinberg loaned Watley $150,000 at an annual interest rate of 13%. The maturity date for each of the loans is October 31, 2000. Each of these loans are subordinate to the prior payment by Watley in full of all other present and future creditors.

         On September 4, 1996, we loaned $100,000 to Robert Malin, President of Watley and a director and principal stockholder of A.B. Watley Group. The loan bears interest at an annual rate of 6% and is due upon demand.

         In January 1997, we acquired all of the issued and outstanding shares of Watley which were held by Steven Malin and Robert Malin. As consideration for the acquisition, we issued 425,000 shares of common stock to Robert Malin and 6,535 shares of common stock to Steven Malin. The aggregate value of the shares issued by us was $80,000.

         In April 1997, we completed a private placement of 1,050,000 shares of our common stock for which we received net proceeds of $2,045,000. In connection with the private placement, Jonathan Priddle, an officer of A.B. Watley Group, purchased 25,000 shares at a price of $50,000 and Mark Chambre, a director of A.B. Watley Group, purchased 37,500 shares at a price of $75,000. In addition, relatives of Anthony Huston and Eric Steinberg, each an executive officer and principal stockholder of A.B. Watley Group, purchased an aggregate of 62,500 shares at an aggregate price of $125,000. All of these purchases were on the same terms and at the same price as the purchases made by the other investors in this private placement.

         In May 1997, we sold computer hardware and related assets to Centennial Ventures, Inc., a broker-dealer of which Linda Malin, a principal stockholder of A.B. Watley Group and the sister of Steven and Robert Malin, is an executive officer. As consideration for this sale, Centennial Ventures, Inc. delivered a promissory note in the principal mount of $39,860.75. The note is payable on demand, bears interest at an annual rate of 8% and is secured by all of the assets we sold to Centennial Ventures, Inc.

         In February 1998, Mel Steinberg loaned to A.B. Watley Group $100,000 at an interest rate of 8%. The loan is due in February 2001. As additional consideration for the loan, we granted Mr. Steinberg an option to purchase 14,286 shares of common stock for nominal consideration. Mr. Steinberg exercised the option in April, 1999. We repaid the loan, including accrued interest, from the proceeds of the IPO.

         On October 2, 1998, we entered into a loan agreement with New York Small Business Venture Fund LLC under which we borrowed $500,000 at an annual interest rate of 12%, repayable over 35 months, with payments of interest only in the first two years. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan, and six persons who are officers, directors and/or principal stockholders of A.B. Watley Group guaranteed our obligations under this loan. We repaid this loan out of the proceeds of the IPO, which discharged the liability of the guarantors. Stanley Weinstein, a director of A.B. Watley Group, received a $25,000 consulting fee from us in connection with the loan.

         Effective October 2, 1998, we acquired all of the shares of capital stock of Computer Strategies, Inc. for 38,260 shares of our common stock valued at $183,648. Leon Ferguson was the founder and sole stockholder of Computer Strategies, Inc. and became our Senior Vice President and Chief Information Officer upon the closing of the acquisition.

         In January 1999, we completed a private placement of 221,500 shares of common stock to 12 investors for which we received net proceeds of approximately $1,050,000. In connection with this private placement:

         o   Anthony Huston purchased 50,000 shares at a price of $240,000;

         o A trust naming Leon Ferguson and his wife as beneficiaries for which Mr. Ferguson is sole trustee purchased 52,000 shares at a price of $249,600; and

         o   Mark Chambre purchased 15,000 shares at a price of $72,000.

         All of the purchasers of these shares agreed not to sell or otherwise dispose of these shares for a period of twelve months from the date of the IPO. All of these purchases were made on the same terms and at the same price per share as the purchases made by the other investors in this private placement.

         We believe that prior transactions with our officers, directors and principal stockholders were on terms that were no less favorable that we could have obtained from unaffiliated third parties. All future transactions, including loans and advances, between us and our officers, directors and stockholders beneficially owning 5% or more of our outstanding voting securities, or their affiliates, will be for bona fide business purposes and on terms not less favorable to us than we could have obtained in arm's length transactions from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a) Documents filed as part of this report:

1. Financial Statements:
   ---------------------

         Consolidated Financial Statements of A.B. Watley Group Inc. and subsidiaries
         ----------------------------------------------------------------------

         Report of Independent Auditors
         Consolidated Statement of Financial Condition--Year ended
           September 30, 1999
         Consolidated Statements of Operations--Years ended September 30, 1999 and 1998
         Consolidated Statements of Changes in Stockholders' Equity--Years
           ended September 30, 1999 and 1998
         Consolidated Statements of Cash Flows--Years ended September 30, 1999 and 1998
         Notes to Consolidated Financial Statements


2. Financial Statement Schedules
   -----------------------------

         Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:
   -------------------

Exhibit
 No.     Description
 ---     -----------

1.1      Form of Underwriting Agreement*
3.1 Restated Certificate of Incorporation of the Company and form of amendment thereto.*
3.2      By-Laws of the Company, as amended.*
4.1      Specimen Common Stock Certificate.*
4.2 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.*
10.1     1997 Stock Option Plan.*
10.2     Second Amended and Restated 1998 Stock Option Plan.*
10.3 Employment Agreement dated as of May 1, 1997 between the Company and Steven Malin and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Steven Malin.*
10.4 Employment Agreement dated as of June 1, 1997 between the Company and Harry Simpson and Amendment to Employment Agreement dated October 1, 1998 between the Company and Harry Simpson.*
10.5 Employment Agreement dated as of January 1, 1999 between the Company and Robert Malin.*
10.6 Employment Agreement dated as of June 1, 1997 between the Company and Anthony G. Huston and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Anthony G. Huston.*
10.7 Employment Agreement dated as of March 1, 1998 between the Company and Eric Steinberg.*
10.8 Office lease dated as of June 20, 1997 between 40 Wall Development Associates, LLC, as Landlord and the Company as Tenant for premises located at 40 Wall Street, New York, New York.*
10.9     [Intentionally omitted.]
10.10    [Intentionally omitted.]
10.11 Co-Branding Agreement dated October 11, 1996 between PC Quote, Inc. and A.B. Watley, Inc., as amended.*

10.12 Computer Software License Agreement dated December 8, 1996 between Townsend Analytics, Ltd. and A.B. Watley, Inc., as amended.*
10.13 Fully Disclosed Clearing Agreement dated October 3, 1996 and Amendment dated June 8, 1998 between Penson Financial Services, Inc. and A.B. Watley, Inc.*
10.14 Fully Disclosed Correspondent Agreement dated November 18, 1996 between Weiss, Peck & Greer, L.L.C. and A.B. Watley, Inc.*
10.15 License Agreement dated as of October 1, 1998 between Ethos Corporation and A.B. Watley, Inc.*
10.16 Service Marketing Representative Agreement dated as of January 29, 1998 between S&P ComStock, Inc. and A.B. Watley, Inc.*
10.17 Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.18 Security Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.19 Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.20 Loan Agreement dated January 28, 1999 between New York Community Investment Company L.L.C., the Company and A.B. Watley, Inc.*
10.21 Promissory Note of the Company and A.B. Watley, Inc. dated January 28, 1999 issued to the New York Community Investment Company L.L.C.*
10.22 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and A.B. Watley, Inc.*
10.23 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and the Company.*
10.24 Objectivity Master License and Support Agreement dated September 30, 1999 between Objectivity, Inc. and A.B. Watley Group Inc.
10.25    Reseller Network License Order Form dated May 26, 1999 between
         Database Consultants Inc. and A.B. Watley Group Inc.
23.2     Consent of Ernst & Young LLP, independent auditors.

--------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-71783) and hereby incorporated by reference herein.

(b)      Reports on Form 8-K:
         --------------------

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                             A.B. Watley Group Inc.

                        Consolidated Financial Statements

                     Years Ended September 30, 1999 and 1998



                                    Contents

Report of Independent Auditors                                                                   F-2
Consolidated Statement of Financial Condition as of September 30, 1999                           F-3
Consolidated Statements of Operations for the Years Ended September 30, 1999 and 1998            F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
         September 30, 1999 and September 30, 1998                                               F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 1999 and 1998            F-6
Notes to Consolidated Financial Statements                                                       F-7

                         Report of Independent Auditors

To the Board of Directors and Stockholders of A.B. Watley Group Inc.

         We have audited the accompanying consolidated statement of financial condition of A.B. Watley Group Inc. (the "Company") as of September 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.B. Watley Group Inc. as of September 30, 1999, and the consolidated results of its operations and its cash flows for the years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP


New York, New York
November 22, 1999

                            A.B. Watley Group Inc.
                  Consolidated Statement of Financial Condition

                                                             September 30, 1999
                                                             ------------------

ASSETS

Cash and cash equivalents                                         $  9,298,822
Restricted cash                                                        513,753
Securities owned at market value                                       214,381
Receivables from clearing brokers                                      626,288
Property and equipment at cost, net of accumulated depreciation
   of $1,183,774                                                    10,852,956
Loans receivable from related party                                    121,891
Deferred offering costs                                                 21,667
Other assets                                                         1,595,196
                                                                  ------------
Total assets                                                      $ 23,244,954
                                                                  ============

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:
   Subordinated borrowings                                        $    350,000
   Subordinated borrowings from officer                                180,000
   Securities, sold not yet purchased                                   56,192
   Notes payable, net of unamortized discount of $221,697            2,213,748
   Bank loan                                                            40,000
   Deferred rent incentives                                            752,512
   Accounts payable and accrued liabilities                          3,561,563
   Other liabilities                                                   247,952
                                                                  ------------
Total liabilities                                                    7,401,967
                                                                  ------------

Stockholders' equity:
   Common stock, $.001 par value, 20,000,000
     authorized, 7,931,745 issued and outstanding                        7,932
   Additional paid-in capital                                       18,661,749
   Option costs, net                                                  (121,331)
   Accumulated deficit                                              (2,705,363)
                                                                  ------------
Total stockholders' equity                                          15,842,987
                                                                  ------------
Total liabilities and stockholders' equity                        $ 23,244,954
                                                                  ============


See notes to consolidated financial statements.

                            A.B. Watley Group Inc.
                      Consolidated Statements of Operations


                                                                         Years ended
                                                                         -----------
                                                                 September 30,  September 30,
                                                                     1999            1998
                                                                     ----            ----

Revenues:
Commissions                                                     $ 16,198,858    $  7,403,059
Data service revenues                                              1,640,123         661,236
Principal transactions                                             2,456,874         901,889
Interest and other income                                            685,578         146,704
Interest income - related party                                        6,180           6,380
                                                                ------------    ------------
Total revenues                                                    20,987,613       9,119,268

Interest expense                                                     333,457         244,322
Interest expense - related party                                      15,000          15,000
                                                                ------------    ------------
Net revenues                                                      20,639,156       8,859,946
                                                                ------------    ------------


Expenses:
Clearing charges, floor brokerage, and data fees                   7,967,765       3,425,725
Employee compensation and related costs                            5,306,590       2,247,963
Communications                                                     1,236,449         757,391
Business development                                               2,016,372         980,651
Professional services                                              1,532,994         971,494
Occupancy and equipment costs                                      1,907,080         444,169
Depreciation and amortization                                        621,188         363,207
Other expenses                                                       642,701         288,991
                                                                ------------    ------------
Total expenses                                                    21,231,139       9,479,591
                                                                ------------    ------------

Loss before income tax
  and extraordinary loss on early extinguishment of debt            (591,983)       (619,645)
Income tax provision                                                  32,494          12,765
                                                                ------------    ------------

Loss before extraordinary loss on early
  extinguishment of debt                                            (624,477)       (632,410)

Extraordinary loss on early extinguishment of debt                  (177,125)         --
                                                                ------------    ------------

Net loss                                                        $   (801,602)   $   (632,410)
                                                                ============    ============

Basic and diluted earnings before extraordinary item per
  common share                                                        ($0.09)         ($0.12)
                                                                ============    ============

Basic and diluted earnings per common share                           ($0.11)         ($0.12)
                                                                ============    ============

Weighted average shares outstanding - basic
                                                                   7,136,434       5,171,182
                                                                ============    ============

See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                        Common Stock Issued          Additional                  Subscriptions Receivable
                                       ----------------------         Paid-in       Option       ------------------------
                                       Shares       Par Value         Capital     Costs, net       Shares         Amount
                                       ------       ---------         -------     ----------       ------         ------

Balance at October 1, 1997          5,050,000          5,050        $ 2,441,902          --      (3,568,462)   $(120,869)

Issuance of common stock, net          87,500             88            874,912          --       3,318,451      115,870

Issuance of non-employee stock
  options                                  --             --             76,832          --              --           --

Other contributions                        --             --            115,000          --              --           --

Option costs, net                          --             --            249,687   $(100,292)             --           --

Net loss                                   --             --                 --          --              --           --
                                    ---------        -------        -----------   ---------      ----------    ---------

Balance at September 30, 1998       5,137,500        $ 5,138        $ 3,758,333   $(100,292)       (250,011)   $  (4,999)

Issuance of common stock, net       2,794,245          2,794         14,548,137          --         250,111        4,999

Issuance of non-employee stock
  options                                  --             --             24,029          --              --           --

Option costs, net                          --             --            331,250     (21,039)             --           --

Net loss                                   --             --                 --          --              --           --
                                    ---------        -------        -----------   ---------      ----------    ---------

Balance at September 30, 1999       7,931,745        $ 7,932        $18,661,749   $(121,331)             --    $      --
                                    =========        =======        ===========   =========      ==========    =========

                                        Accumulated
                                          Deficit            Total
                                          -------            -----

Balance at October 1, 1997             $(1,271,351)      $ 1,054,732

Issuance of common stock, net                   --           990,870

Issuance of non-employee stock
  options                                       --            76,832

Other contributions                             --           115,000

Option costs, net                               --           149,395

Net loss                                  (632,410)         (632,410)
                                       -----------       -----------

Balance at September 30, 1998          $(1,903,761)      $ 1,754,419

Issuance of common stock, net                             14,555,930

Issuance of non-employee stock
  options                                       --            24,029

Option costs, net                               --           310,211

Net loss                                  (801,602)         (801,602)
                                       -----------       -----------

Balance at September 30, 1999          $(2,705,363)      $15,842,987
                                       ===========       ===========


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                     Consolidated Statements of Cash Flows

                                                                               Year ended
                                                                      ----------------------------
                                                                      September 30,   September 30,
                                                                          1999             1998
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $   (801,602)   $   (632,410)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Other contributions                                                                     115,000
   Depreciation and amortization                                           626,187         363,207
   Amortization of option costs                                            157,115         226,227
   Loss on early extinguishment of debt                                    177,125              --
   Changes in assets and liabilities:
      (Increase) decrease in operating assets:
          Restricted cash                                                 (513,753)        113,569
          Securities owned                                                (109,863)        (80,312)
          Receivables from clearing brokers                                (94,453)       (239,479)
          Loans receivable from related party                               (6,180)          7,986
          Other assets                                                  (1,460,857)         28,795
      Increase in operating liabilities:
          Securities sold, not yet purchased                                37,055          19,137
          Accounts payable and accrued liabilities                       1,552,517         660,605
          Other liabilities                                                247,952              --
                                                                      ------------    ------------
Net cash provided by (used in) operating activities                       (188,757)        582,325
                                                                      ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment, net                                (6,013,595)     (2,244,313)
Deferred rent incentives                                                        --         803,968
                                                                      ------------    ------------
Net cash used in investing activities                                   (6,013,595)     (1,440,345)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net                                 14,364,798         990,870
Proceeds from exercised stock options                                        2,500              --
Proceeds from notes payable                                                150,000         250,000
Deferred offering costs                                                     53,568         (75,235)
Repayment of bank loan                                                     (40,000)        (40,000)
                                                                      ------------    ------------
Net cash provided by financing activities                               14,530,866       1,125,635
                                                                      ------------    ------------

Net increase in cash and cash equivalents                                8,328,514         267,615
Cash and cash equivalents at beginning of year                             970,308         702,693
                                                                      ------------    ------------
Cash and cash equivalents at end of year                              $  9,298,822    $    970,308
                                                                      ============    ============

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
  AND DISCLOSURE OF CASH FLOW INFORMATION
Accounts payable for purchases of property and equipment              $    715,242    $    759,429
Notes payable for purchases of property and equipment                    1,813,748
Other contributions                                                             --         115,000
Cash paid for:
   Interest                                                           $    184,371    $     90,802
   Taxes                                                                     5,858           2,776

See notes to consolidated financial statements.

                            A.B. Watley Group Inc.

                  Notes to Consolidated Financial Statements

                   Years ended September 30, 1999 and 1998

1. Organization and Basis or Presentation

A.B. Watley Group Inc. ("ABWG" or the "Company"), which was formerly known as Internet Financial Services Inc., conducts business primarily through its principal subsidiary, A.B. Watley, Inc. ("A.B. Watley"). A.B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc.

A.B. Watley is an introducing broker-dealer which conducts business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through two clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from the Securities and Exchange Commission's ("SEC") Rule 15c3-3.

ABWG is a Delaware corporation organized on May 15, 1996. During its fiscal year ended September 30, 1997, all of the shares of capital stock of A.B. Watley were acquired by ABWG. Since ABWG and A.B. Watley were under common control, the acquisition has been accounted for under Accounting Interpretations of the Accounting Principles Board Opinion No. 16, "Transfers and Exchanges Between Companies Under Common Control," which requires the assets and liabilities so transferred to be accounted for at historical cost in a manner similar to that used in pooling of interests accounting. ABWG issued 431,538 shares of its common stock in consideration for the 99 shares of A.B. Watley; additionally, the operating results of ABWG reflect the operating results of A.B. Watley for the years presented.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of less than three months held by one global financial institution.

Restricted Cash:

Restricted cash consists of cash on deposit at a financial institution securing letters of credit and lines of credit.

Securities Transactions, Revenues, and Related Expenses:

Securities transactions and related revenues and expenses, including commissions revenues and expenses, are recorded on a trade date basis. Data service revenues represent fees charged to customers for rea1-time access to various financial data. These fees are recorded as earned.

Securities Owned and Sold, Not Yet Purchased:

Securities owned and securities sold, not yet purchased are stated at market or fair values; with resulting unrealized gains and losses reflected in the consolidated statements of operations. Market value is generally based on listed market prices. If listed market prices are unattainable, fair value is determined based on other relevant factors including broker or dealer price quotes.

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998

2. Summary of Significant Accounting Policies - (Continued)

Property and Equipment:

Computer equipment, furniture and fixtures, and leasehold improvements are carried at cost and depreciated on the straight-line basis over their estimated useful lives, generally three to five years.

Construction-in-progress, upon occupancy, will be amortized on a straight-line basis over the shorter of the useful life of the leasehold improvement or the term of the lease, generally ten years upon occupancy. Deferred rent incentives, which represent construction costs reimbursed by the lessor of the Company's office space, will be amortized on a straight-line basis over the term of the lease, which is ten years.

Computer software is amortized on the straight-line basis over a period of three years. The cost of internally developed computer software is capitalized when management commits to funding a project it believes will be completed and used to perform the functions intended. The capitalized software is not amortized until the projects are complete. Pilot projects and projects where expected future economic benefits are less than probable are not eligible for capitalization.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options:

The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense related to such grants. In cases where the Company grants options below the fair market value of the stock at the date of grant, the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option. Stock options granted to consultants and others in lieu of cash compensation are recorded based upon management's estimate of fair value of the options or the related services provided and expensed in the same period(s) and in the same manner as if the Company had paid cash for the services instead of paying with or using the stock options.

Fair Value of Financial Instruments:

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value.

Business Development:

The Company expenses all promotional costs as incurred and advertising costs upon first exhibition of the advertisement. Substantially all business development cost relates to advertising.

Income Taxes:

Income taxes have been provided using the liability method under Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes."

Earnings Per Share:

Per share data is determined based on the weighted average number of common shares outstanding each year.

Segment Reporting:

In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. Based on this approach, the Company has determined that it operates in one reporting segment.

3. Initial Public Offering

On April 23, 1999, 2,300,000 shares of the Company's common stock (including 300,000 shares to cover over-allotments) were sold in an initial public offering ("IPO"). The net proceeds from the offering of approximately $13,250,000 are being used primarily to reduce outstanding indebtedness, expand sales and marketing, expand and upgrade the Company's computing, physical, and personnel infrastructure and for working capital and general corporate matters.

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998

4. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At September 30, 1999, A.B. Watley had net capital, as defined, of $4,178,815 which was $4,042,841 in excess of its required net capital of $135,974. The aggregate indebtedness to net capital ratio was .49 to 1.

5. Financial Instruments with Off-Balance Sheet Risk or Concentration of Credit Risk

Pursuant to clearing agreements, the clearing and depository operations for A.B. Watley's and customers' securities transactisons are provided by two clearing broker-dealers. A.B. Watley has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by A.B. Watley. A.B. Watley, through its clearing brokers, seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. All customer transactions pending as of September 30, 1999 settled without material adverse effect to the Company.

Also, in the normal course of business, customers may sell securities short. Subsequent market fluctuations may require the clearing firms to obtain additional collateral from A.B. Watley's customers. It is the policy of the clearing firms to value the short positions and to obtain additional deposits where deemed appropriate.

The Company may at times maintain inventories in equity securities on both a long and short basis. While long positions represent the Company's ownership of securities, short positions represent obligations of the Company. Accordingly, both long and short positions may result in gains or losses to the Company as market values of securities fluctuate. To manage the risk of losses, the Company marks long and short positions to market daily and continuously monitors the market fluctuations.

6. Property and Equipment
                                                                    September 30
                                                                        1999
                                                                        ----

Computer equipment                                                $   2,885,616
Software                                                              6,541,916
Construction-in-progress                                                608,937
Furniture, fixtures and leasehold improvements                        2,000,261
                                                                  -------------
                                                                     12,036,730
Less accumulated depreciation and amortization                        1,183,774
                                                                  -------------
                                                                    $10,852,956
                                                                  =============

At September 30, 1999, software includes $5,954,860 of software under development. (See Note 2). The Company anticipates completion of the software under development in the first half of fiscal 2000. Construction-in-progress represents amounts related to leasehold improvements being made on the Company's office space. The Company expects to occupy such space in early fiscal 2000. (See Note 2).

7. Subordinated Borrowings

Borrowings of $530,000 at September 30, 1999 are subordinated to the claims of general creditors, and mature in the amount of $125,000 on April 30, 2000 and $200,000, $150,000 and $55,000 on October 31, 2000. The subordinated borrowings bear interest at annual rates of 12%, 15%, 13% and 0%, respectively.

The loans are covered by agreements approved by the National Association of Securities Dealers, Inc. and are included by A.B. Watley for purposes of computing net capital under the Net Capital Rule. To the extent that such borrowings are required for A.B. Watley's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 is from an officer and stockholder of the Company. For the year ended September 30, 1999, interest expense on the subordinated loans amounted to $64,500.

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998


8. Notes Payable

Effective February 13, 1998 and Apri1 16, 1998, the Company issued promissory notes in the amount of $200,000 and $50,000, respectively, to three individuals, two of whom are minority stockholders of the Company. The notes bear interest at 8% per annum. The principal plus accrued interest on the notes is payable on the earlier of (a) the consummation of the IPO, or (b) if such IPO does not occur on or before the first anniversary of the issue date of the notes, the principal plus accrued interest shall be payable in twelve equal monthly installments, unless the holders agree to extend such maturity date. For the year ended September 30, 1998, interest expense on the notes amounted to $11,833.

Upon execution of these promissory notes, the holders were granted options on the common stock of the Company for a total price of $250. Pursuant to the Option Agreements, the 35,714 options became exerciseable upon consummation of the IPO. The fair value of the options was accounted for as a debt servicing fee, and was amortized over a one year period. Amortization expense related to the debt servicing fee for the year ended September 30, 1999 and 1998 amounted to $100,292 and $149,395.

On May 5, 1999, the Company paid the promissory notes and accrued interest from the proceeds of the IPO. The principal and interest of the promissory notes were $250,000 and $21,983, respectively.

Effective October 2, 1998, the Company borrowed $500,000 from New York Small Business Venture Fund, LLC ("NYSB") under the condition that the proceeds of the loan be used as working capital to further the corporate purposes of the Company and not to repay any debt or redeem any equity interests. The loan accrues interest at 12% per annum which is payable first in 24 monthly installments of $5,000 beginning December 1, 1998. Commencing December 1, 2000, the principal amount of the loan is payable in 35 monthly installments of $8,333 plus interest on the unpaid balance, except for the last installment which shall be in the amount of $208,345 plus interest on the unpaid balance.

As collateral for the loan, NYSB received a security interest in the Company's assets, and certain officers and directors of the Company had personally guaranteed all amounts due. Under the terms and conditions of the loan agreement, NYSB received warrants expiring October 2, 2003 to acquire 191,250 shares of the Company's common stock at an exercise price equal to the IPO price. The fair value of the warrants (approximately $191,250) was accounted for as a debt servicing fee and was amortized over the life of the loan. The loan was subsequently repaid with the proceeds of the IPO (See Footnote 17).

Effective January 28, 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC"), an affiliate of NYSB, under the conditions that the proceeds of the loan be used as working capital to further the corporate purposes of the Company and not to repay any debt or redeem any equity interests. The loan accrues interest at 12% per annum which is payable first in 24 monthly installments of $4,000 beginning March 1, 1999. Commencing March 1, 2001, the principal amount of the loan is payable in 35 monthly installments of $6,667 plus interest on the unpaid balance, except for the last installment which shall be in the amount of $166,665 plus interest on the unpaid balance.

As collateral for the loan, NYCIC received a security interest in the Company's assets. Under the terms and conditions of the loan agreement, NYCIC received warrants expiring January 28, 2004 to acquire 140,000 shares of the Company's common stock at an exercise price equal to the IPO price. The fair value of the warrants (approximately $140,000) is being accounted for as a debt servicing fee and amortized over the life of the loan. The unamortized amount of the debt servicing fee is included as "Option costs, net" in Stockholders' Equity. Amortization expense relating to the debt servicing fee for the year ended September 30, 1999 amounted to $18,669.

The Company incurred notes payable of $2,035,445 to two vendors for the purchase of software licenses. The face value of the notes include imputed interest totaling $221,697. The average effective interest rate on the notes approximates 8%. The notes are payable in installments over the next three years, $731,487 payable in fiscal 2000, $832,712 payable in fiscal 2001, and $471,246 payable in fiscal 2002.

9. Bank Loan

The bank loans at September 30, 1999 consist of an unsecured term loan, with the full principal amount due September 29, 2000, and an interest rate of 8.5% per annum.

10. Related Party Transactions

Included in loans receivable from related party at September 30, 1999 on the consolidated statement of financial condition are notes of $103,000, plus accrued interest of $18,891, due from a stockholder and officer of the Company. The notes generally bear

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998


interest at an annual rate of 6% and are payable on demand.

Other contributions of $115,000 on the consolidated statement of changes in stockholders' equity represent compensation forgiven by two significant stockholders and officers of the Company. For consolidated financial statement purposes, the unpaid compensation is considered an expense and a contribution of capital.

11. Commitments and Contingencies

The Company has entered into certain leases for office space under noncancellable operating lease agreements that expire on June 23, 2009 and contain escalation provisions. The Company has also entered into various operating leases which are used to obtain computer equipment and software. As of September 30, 1999, the aggregate minimum future rental payments required were as follows:

Year Ended September 30
-----------------------

2000                      $2,292,958
2001                       2,753,383
2002                       2,193,911
2003                       1,483,016
2004                       1,435,473
Thereafter                 5,513,231
                         -----------
                         $15,671,972
                         ===========

Rent expense for the years ended September 30, 1999 and 1998 was $976,476 and $170,101, respectively.

The Company entered into a software maintenance and education program with a vendor for a three year period commencing on July 1, 1999 for $1,329,960 payable in twelve quarterly payments.

In the ordinary course of business, the Company is party to several legal proceedings, the outcome of which, either singularly or in the aggregate, is not expected to have a material impact on the Company's financial position.

12. Acquisition

Effective October 2, 1998, and as subsequently modified, the Board of Directors approved the issuance of 38,260 shares of the Company's common stock for all the shares of capital stock of Computer Strategies, Inc. ("CSI"). CSI provided software support, research and development to the Company with the Company serving as CSl's primary customer. The acquisition was accounted for as a purchase. The Company recorded approximately $60,000 in goodwill from the acquisition which is being amortized over 3 years, and approximately $59,000 in capitalized software attributable to costs incurred in the application development stage of the Company's software development. At the date of acquisition, CSI owed $85,580 to the sole shareholder of CSI, who became an officer of the Company. This amount is included in notes payable to related party and was paid to Mr. Ferguson in January and February 1999.

13. Stock Options

Under the Company's 1999, 1998 and 1997 Stock Option Plans (the "Plans"), employees, non-employee directors, officers, and consultants are generally granted options (both incentive stock options and nonqualified stock options) to purchase shares of common stock at prices not less than the estimated fair market value of the common stock on the date the option is granted. The options are exercisable at either the date of grant, in ratable installments or otherwise, generally over a period of one to three years from the date of grant. The options generally expire within ten years after the date of grant. The number of shares delivered in the aggregate under the 1999, 1998 and 1997 Plans cannot exceed 800,000, 800,000 and 400,000 shares, respectively, (2,000,000 shares in total). No option shall be granted under the 1999 Plan after November 1, 2009, under the 1998 Plan after March 16, 2008 or under the 1997 Plan after January 26, 2007.

A summary of the Company's stock option activity (exclusive of the options discussed in Note 8) and related information for the years ended September 30, 1999 and 1998 is as follows:

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998



                                              Number of   Weighted Average
                                              Shares      Exercise Price
                                              ----------  ----------------
Outstanding at October 1, 1997                   375,000      1.90
  Granted, year ended September 30, 1998          45,100      8.89
Outstanding at September 30, 1998                420,100      2.34
  Granted, year ended September 30, 1999       1,068,850      7.89
  Exercised, year ended September 30, 1999       125,000      0.02
  Forfeited, year ended September 30, 1999         1,500      9.40
Outstanding at September 30, 1999              1,362,450      5.94
Exercisable at September 30, 1998                312,500      1.88
Exercisable at September 30, 1999                342,955      4.49


Included in the table above are non-employee option grants of 44,750 and 20,000 shares, respectively, for the years ended September 30, 1999 and 1998.

The weighted average fair value of options granted during the years ended September 30, 1999 and 1998 was $3.05 and $1.13, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following weighted average assumptions were used:

                                                             1999 Grants      1999 Grants       1998 Grants
                                                             -----------      -----------       -----------
                                                             Subsequent          Prior
                                                               to IPO            To IPO
                                                            -------------     ------------
Dividend yield                                                   0%                0%                0%

Weighted  average expected life:
  Employees                                                   4.8 years        4.8 years         5.4 years
  Non-employees                                               0.2 years        0.2 years         0.5 years


Weighted average risk-free interest rate                         5.1%            5.1%              5.4%
Expected volatility                                              77%              0%                  0%


Pro forma information regarding net income is required under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for all the 1999 and 1998 stock option grants on the fair value method. For purposes of the pro forma information, the fair values of the 1999 and 1998 option grants to employees are amortized over the vesting period. The pro forma information for the years ended September 30, 1999 and 1998 is as follows:

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998


                                        Year ended September 30,
                                       --------------------------
                                           1999           1998
                                       -----------    -----------

Net loss as reported ...............   $  (801,602)   $  (632,410)
Net loss pro forma .................   $(1,228,531)   $  (674,499)

Net loss per share as reported .....   $      (.11)   $      (.12)
Net loss per share pro forma .......   $      (.17)   $      (.13)


Additional information regarding options outstanding as of September 30, 1999 (exclusive of the options discussed in Note 8) is as follows:

                                           Options Outstanding                            Options Exercisable
                         -------------------------------------------------------- ------------------------------------
 Range of Exercisable        Number        Weighted Average    Weighted Average        Number       Weighted Average
        Prices           Outstanding as       Remaining         Exercise Price     Exercisable as    Exercise Price
                           of 9/30/99      Contractual Life                          of 9/30/99
                                               (years)
------------------------ ---------------- ------------------- ------------------- ----------------- ------------------
         $2.00                   180,500         8.52               $2.00             160,500             $2.00
         $5.00                    85,700         9.78               $5.00              29,500             $5.00
         $7.00                   809,600         9.27               $7.00             152,955             $7.00
     $9.81-$19.94                286,650         9.93              $10.42                 --                --
                               ---------                                              -------
                               1,362,450                                              342,955
                               =========                                              =======

         On November 1, 1999, the board of directors, subject to stockholder approval to be sought at the Company's annual meeting of stockholders to be held in March 2000, adopted the Company's 1999 stock option plan.

         As of September 30, 1999 and subject to formal stockholder approval as described above, the Company granted options to purchase 268,500 shares of common stock under the 1999 stock option plan at an exercise price ranging from $9.81 to $13.00 per share.

         For financial reporting purposes, the Company is required to recognize compensation expense on the options issued under the 1999 stock option plan equal to the instrinsic value of the options, defined as the positive difference between the fair value of the Company's common stock at September 30, 1999 and the strike prices of options, amortized over the vesting period of the options. For the year ended September 30, 1999, the compensation expense incurred related to the 1999 stock option plan was immaterial.

14. Income Taxes

The Company files consolidated federal, state and local income tax returns with A.B. Watley. For all periods presented, the Company provides for income taxes as required under SFAS No. 109. The Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based supon the likelihood of realization of tax benefits in future years.

The provision for income taxes for the years ending September 30, 1999 and 1998 is comprised of New York State and New York City taxes in the amount of $32,494 and $12,765, respectively. No benefit has been provided for the Company's net operating losses.

                                             Year ended September 30
                                             -----------------------
                                               1999         1998

Tax benefit at federal statutory rate        (34.0%)       (34.0%)
State taxes, net of federal tax effect         2.7           2.9
Valuation allowance                           32.0          33.9
Other                                          3.4          (.03)
                                             ------       ---------
Effective tax rate                             4.1%          2.5%
                                             ======       ========

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are as follows:

                             A.B. Watley Group Inc.

                     Years ended September 30, 1999 and 1998

                                     Year ended September 30
                                     -----------------------
                                       1999           1998

Net operating loss                 $ 1,276,868    $   638,238
Mark-to-market loss on inventory            --         10,932
Depreciation                          (291,171)       (82,221)
Other                                    1,201          6,927
                                   -----------    -----------
Total deferred tax assets              986,898        573,876
Valuation reserve                     (986,898)      (573,876)
                                   -----------    -----------
Net deferred tax asset             $        --    $        --
                                   ===========    ===========

At September 30, 1999, the Company had a net operating loss carryforward for federal tax purposes of $2,509,418 that will expire no sooner than September 30, 2013.

15. Capital Stock

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

Upon effectiveness of the IPO, the Company issued 3,000 shares of common stock with a three year restriction provision for nominal consideration to certain employees of the Company. In addition, the Company issued 70,771 shares of common stock for nominal additional consideration to certain stockholders who purchased private placement shares during the year ended September 30, 1998.

16. Earning Per Share

The weighted average number of shares outstanding for the years ended September 30, 1999 and 1998 reflect the 70, 771 shares as though the shares were outstanding as of the beginning of each year. Since the Company recognized a net loss in both years, diluted earnings per common share is the same as earnings per common share for both years.

17.  Extraordinary Item

On April 29, 1999, the Company prepaid the $500,000 loan from NYSB bearing an interest rate of 12% from the proceeds of the IPO. Accordingly, the Company recorded an extraordinary loss of $177,125 ($0.02 per share) related to the early retirement of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125. There was no tax benefit recognized for the extraordinary item because of the Company's net operating losses.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              A.B. WATLEY GROUP INC.


                                              By: /s/ Steven Malin
                                                 ----------------------
                                                  Steven Malin
                                                  Chairman of the Board

Date: December 29, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                           Title                                                   Date
----------                           -----                                                   ----

/s/ Steven Malin            Chairman of the Board, Chief Executive Officer and      December 29, 1999
----------------            Director (Principal Executive Officer and Principal
Steven Malin                Financial Officer)

/s/ Joseph M. Ramos, Jr.    Senior Vice President and Chief Financial Officer       December 29  1999
------------------------    (Principal Accounting Officer)
Joseph M. Ramos, Jr.

/s/ Harry Simpson           President, Chief Operating Officer and Director         December 29, 1999
-----------------
Harry Simpson

/s/ Robert Malin            Director                                                December 29, 1999
----------------
Robert Malin

--------------              Director                                                December __, 1999
William Brawer

------------------          Director                                                December __, 1999
Elizabeth Chambers


/s/ Mark Chambre            Director                                                December 29, 1999
----------------
Mark Chambre

/s/ Stanley Weinstein       Director                                                December 29, 1999
---------------------
Stanley Weinstein

                                EXHIBIT INDEX
                                -------------

Exhibit
 No.     Description
 ---     -----------

1.1      Form of Underwriting Agreement*
3.1 Restated Certificate of Incorporation of the Company and form of amendment thereto.*
3.2      By-Laws of the Company, as amended.*
4.1      Specimen Common Stock Certificate.*
4.2 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.*
10.1     1997 Stock Option Plan.*
10.2     Second Amended and Restated 1998 Stock Option Plan.*
10.3 Employment Agreement dated as of May 1, 1997 between the Company and Steven Malin and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Steven Malin.*
10.4 Employment Agreement dated as of June 1, 1997 between the Company and Harry Simpson and Amendment to Employment Agreement dated October 1, 1998 between the Company and Harry Simpson.*
10.5 Employment Agreement dated as of January 1, 1999 between the Company and Robert Malin.*
10.6 Employment Agreement dated as of June 1, 1997 between the Company and Anthony G. Huston and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Anthony G. Huston.*
10.7 Employment Agreement dated as of March 1, 1998 between the Company and Eric Steinberg.*
10.8 Office lease dated as of June 20, 1997 between 40 Wall Development Associates, LLC, as Landlord and the Company as Tenant for premises located at 40 Wall Street, New York, New York.*
10.9     [Intentionally omitted.]
10.10    [Intentionally omitted.]
10.11 Co-Branding Agreement dated October 11, 1996 between PC Quote, Inc. and A.B. Watley, Inc., as amended.*
10.12 Computer Software License Agreement dated December 8, 1996 between Townsend Analytics, Ltd. and A.B. Watley, Inc., as amended.*
10.13 Fully Disclosed Clearing Agreement dated October 3, 1996 and Amendment dated June 8, 1998 between Penson Financial Services, Inc. and A.B. Watley, Inc.*
10.14 Fully Disclosed Correspondent Agreement dated November 18, 1996 between Weiss, Peck & Greer, L.L.C. and A.B. Watley, Inc.*
10.15 License Agreement dated as of October 1, 1998 between Ethos Corporation and A.B. Watley, Inc.*
10.16 Service Marketing Representative Agreement dated as of January 29, 1998 between S&P ComStock, Inc. and A.B. Watley, Inc.*
10.17 Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.18 Security Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.19 Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.20 Loan Agreement dated January 28, 1999 between New York Community Investment Company L.L.C., the Company and A.B. Watley, Inc.*
10.21 Promissory Note of the Company and A.B. Watley, Inc. dated January 28, 1999 issued to the New York Community Investment Company L.L.C.*
10.22 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and A.B. Watley, Inc.*
10.23 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and the Company.*
10.24 Objectivity Master License and Support Agreement dated September 30, 1999 between Objectivity, Inc. and A.B. Watley Group Inc.
10.25    Reseller Network License Order Form dated May 26, 1999 between
         Database Consultants Inc. and A.B. Watley Group Inc.
23.2     Consent of Ernst & Young LLP, independent auditors.

--------------
* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-71783) and hereby incorporated by reference herein.