Form 10QSB
period 1999-12-31
INTERNET FINANCIAL SERVICES INC
filed 2000-02-15
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              (Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999
                ------------------------------------------------

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                        Delaware                 13-3911867
                        ----------------------   ----------
               (State or other jurisdiction of   (IRS Employer
              incorporation or organization)     Identification No.)


                       40 Wall Street, New York, N.Y.10005
                       -----------------------------------
                    (Address of principal executive offices)


                                 (212) 422-1100
                                 --------------
                           (Issuer's telephone number)

                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                            Outstanding at
     Class of Common Stock                                 February 7, 2000
     ---------------------                                 ----------------

        $.001 par value                                        7,981,745


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION
                Page

       Item 1. Financial Statements.

       Consolidated Statements of Financial
                 Condition December 31, 1999 (Unaudited) and
                 September 30, 1999                                            3

       Consolidated Statements of Operations
                 Three months ended December 31, 1999  and 1998 (Unaudited)    4

       Consolidated Statements of Cash Flows
                 Three months ended December 31, 1999
                  and 1998 (Unaudited)                                         5

      Notes to Consolidated Financial Statements (Unaudited)                   6

      Item 2. Management's Discussion and Analysis
      or Plan of Operation                                                     8

PART II - OTHER INFORMATION

       Item 2. Changes in Securities.                                         13

       Item 6. Exhibits and Reports on Form 8-K.                              13

Signatures                                                                    14

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition

                                                                                 December 31,1999         September 30, 1999
                                                                                    (UNAUDITED)
ASSETS

Cash and cash equivalents                                                          $  7,355,045               $  9,298,822
Restricted cash                                                                         520,479                    513,753
Securities owned at market value                                                        195,120                    214,381
Receivables from clearing brokers                                                       998,068                    626,288
Property and equipment at cost, net of accumulated depreciation and amortization of $1,434,348 and $1,183,774 at December 31, 1999 and
  September 30, 1999, respectively                                                   13,904,065                 10,852,956
Loans receivable from related party                                                     115,323                    121,891
Deferred offering costs                                                                  20,417                     21,667
Other assets                                                                          2,070,645                  1,595,196
                                                                                   ------------               ------------

Total assets                                                                       $ 25,179,162               $ 23,244,954
                                                                                   ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Subordinated borrowings                                                          $    350,000               $    350,000
  Subordinated borrowings from officer                                                  180,000                    180,000
  Securities sold, not yet purchased                                                     30,525                     56,192
  Notes payable, net of unamortized discount of $187,771 and $221,697                 1,993,001                  2,213,748
    at December 31, 1999 and September 30,1999, respectively

  Bank loan                                                                              30,000                     40,000
  Deferred rent incentives                                                            1,298,425                    752,512
  Accounts payable and accrued liabilities                                            6,166,888                  3,561,563
  Other liabilities                                                                     321,407                    247,952
                                                                                   ------------               ------------

Total liabilities                                                                    10,370,246                  7,401,967
                                                                                   ------------               ------------

Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares authorized
  7,931,745 issued and outstanding                                                        7,932                      7,932
Additional paid-in capital                                                           18,678,984                 18,661,749
Option costs, net                                                                      (116,664)                  (121,331)
Accumulated deficit                                                                  (3,761,336)                (2,705,363)
                                                                                   ------------               ------------

Total stockholders' equity                                                           14,808,916                 15,842,987
                                                                                   ------------               ------------

Total liabilities and stockholders' equity                                         $ 25,179,162               $ 23,244,954
                                                                                   ============               ============

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                            December 31,             December 31,
                                                                                1999                     1998
                                                                                ----                     ----
Revenues:

    Commissions                                                             $ 6,643,623               $ 2,475,661
    Data service revenues                                                       513,046                   275,604
    Principal transactions                                                    1,040,694                   378,659
    Interest and other income                                                   345,178                    48,564
    Interest income - related party                                               1,545                     1,545
                                                                            -----------               -----------

Total revenues                                                                8,544,086                 3,180,033
    Interest expense                                                             64,621                   104,753
    Interest expense - related party                                              3,750                     3,750
                                                                            -----------               -----------

Net revenues                                                                  8,475,715                 3,071,530
                                                                            -----------               -----------

Expenses:
    Commissions, floor brokerage, and clearing charges                        3,292,256                 1,369,610
    Employee compensation and related costs                                   2,346,089                   852,342
    Communications                                                              451,456                   203,348
    Business development                                                      1,348,940                   203,695
    Professional services                                                       554,190                   198,571
    Occupancy and equipment costs                                             1,131,439                   215,149
    Depreciation and amortization                                               236,221                   114,911
    Other                                                                       160,537                   139,180
                                                                            -----------               -----------

Total expenses                                                                9,521,128                 3,296,806
                                                                            -----------               -----------

Loss before income taxes                                                     (1,045,413)                 (225,276)
Income tax provision                                                             10,560                     4,150
                                                                            -----------               -----------

Net loss                                                                    $(1,055,973)              $  (229,426)
                                                                            ===========               ===========

Basic and diluted earnings per common share                                 $      (.13)              $      (.04)
                                                                                   ====                      ====


Weighted average common shares outstanding - basic and diluted                7,931,745                 5,291,080
                                                                            ===========               ===========

                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                       December 31,1999          December 31, 1998
                                                                       ----------------          -----------------
Cash flows from operating activities
Net loss                                                                 $(1,055,973)              $  (229,426)
Adjustments to reconcile net loss to net cash
   used in operating activities:
          Depreciations and amortization                                     236,221                   114,911
          Non-cash compensation/service cost                                  21,902                    71,983
          Deferred rent incentives                                           565,209                      --
          Subscriptions receivable                                             4,999
          Changes in assets and liabilities:
             (Increase) decrease in operating assets:
                 Restricted cash                                              (6,726)                 (406,861)
                 Securities owned                                             19,261                    89,548
                 Receivables from clearing brokers                          (371,780)                   57,187
                 Loans receivable from related party                           6,568                    (1,545)
                 Other assets                                               (480,392)                  (81,775)
              Increase (decrease) in operating liabilities:
                 Securities sold, not yet purchased                          (25,667)                  (13,311)
                 Accounts payable and accrued liabilities                    573,655                   362,344
                 Other liabilities                                            73,455                      --
                                                                         -----------               -----------

Net cash used in operating activities                                       (444,267)                  (31,946)
                                                                         -----------               -----------

Cash flows from investing activities --

Purchases of property and equipment, net                                  (1,270,013)                 (984,097)
                                                                         -----------               -----------
Cash flows from financing activities

   Proceeds from exercise of stock options                                      --                       2,500
   Proceeds from/(Repayment of) notes payable                               (220,747)                  500,000
   Deferred offering costs                                                     1,250                  (195,968)
   Repayment of bank loan                                                    (10,000)                  (10,000)
                                                                         -----------               -----------

Net cash provided by (used in) financing activities                         (229,497)                  296,532
                                                                         -----------               -----------

Net decrease in cash and cash equivalents                                 (1,943,777)                 (719,511)
Cash and cash equivalents at beginning of period                           9,298,822                   970,308
                                                                         -----------               -----------

Cash and cash equivalents at end of period                               $ 7,355,045               $   250,797
                                                                         ===========               ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
          AND DISCLOSURE OF CASH FLOW INFORMATION
Accounts payable for purchases of property and equipment                 $ 2,031,670                      --
Cash paid for:
          Interest                                                       $    59,954               $    41,600
          Taxes                                                          $    40,141                      --

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

1. Organization and Basis of Presentation

A.B. Watley Group Inc. ("ABWG" or the "Company"), which was formerly known as Internet Financial Services Inc., conducts business primarily through its principal subsidiary, A. B. Watley, Inc. ("A.B. Watley"). A.B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. ABWG is a Delaware corporation organized May 15, 1996.

A.B. Watley is an introducing broker-dealer which conducts business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through two clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from the Securities and Exchange Commission's ("SEC") Rule 15c3-3.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At December 31, 1999, A.B. Watley had net capital, as defined, of $4,862,452 which was $4,651,729 in excess of its required net capital of $210,723. The aggregate indebtedness to net capital ratio was .65 to 1.

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

3. Stock Options

On November 1, 1999, the board of directors and shareholders owning greater than 50% of the outstanding shares of the company, (subject to formal stockholder approval to be sought at the Company's annual meeting of stockholders to be held on March) 14, 2000, adopted the Company's 1999 Stock Option Plan. The Company has reserved 800,000 shares of common stock for issuance upon exercise of options granted.

As of December 31, 1999 and subject to formal stockholder approval as described above, the Company granted options to purchase 300,500 shares of common stock under the 1999 stock option plan at an exercise price ranging from $9.81 to $13.00 per share.


4. Earnings Per Share

Since the Company recognized a net loss for the three months ended December 31, 1999 and 1998, diluted earnings per common share is the same as basic earnings per common share for both periods.

5. Subsequent Event

On January 3, 2000, New York Small Business Venture Fund LLC ("NYSB") exercised 50,000 warrants equal to 50,000 common shares which were issued as a result of a $500,000 loan that the Company obtained in October 1998 and repaid from the proceeds of the Company's initial public offering ("IPO"). The warrants were exercised at the IPO price of $7.00 per share. NYSB continues to hold warrants to purchase an additional 141,250 shares. These warrants expire October 2, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2000.

Results of Operations

Three months ending December 31, 1999 compared to the quarter ending December 31, 1998

REVENUES. Total revenues for the quarter ending December 31, 1999 were $8,544,086, an increase of 169%, as compared to revenues of $3,180,033 for the quarter ending December 31, 1998. Revenues from commissions increased by $4,167,962, or 168% from $2,475,661, for the December 1998 quarter to $6,643,623 for the December 1999 quarter due primarily to the significantly increased number of online trades executed as well as due to the growth in our third-market institutional sales division. During the quarter ending December 31, 1999, the Company's online brokerage division had total billed transactions of 304,173 and average billed transactions of 4,753 per day, an increase of 244% compared to an average daily billed transaction rate of 1,405 per day during the December 1998 quarter totaling 88,522 billed transactions. Data service revenues increased by $237,442, or 86% from $275,604 for the December 1998 quarter to $513,046 for the quarter ending December 31, 1999 due to the increase in the number of online accounts. Revenues from principal transactions increased by $662,035, or 175%, from $378,659 for the December 1998 quarter to $1,040,694 for the quarter ending December 31, 1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $48,564 for the December 1998 quarter to $345,178 for the quarter ending December 31, 1999.

Interest expense decreased from $104,753 for the December 1998 quarter to $64,621 for the December 1999 quarter as result of decreased borrowings.

As a result of the foregoing, net revenues increased by $5,404,185, or 176%, from $3,071,530 for the December 1998 quarter to $8,475,715 for the quarter ending December 31, 1999. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $6,224,322, or 189%, from $3,296,806 for the December 1998 quarter to $9,521,128 for the quarter ending December 31, 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $1,922,646, or 140%, from $1,369,610 for the December 1999 quarter to $3,292,256 for the quarter ending December 31, 1999. Employment compensation and related costs increased by $1,493,747, or 175%, from $852,342 for the December 1998 quarter to $2,346,089 for the quarter ending December 31, 1999, largely due to the hiring of 18 new employees to service the growth in our client base. Communications expense increased by $248,108, or 122%, from $203,348 for the December 1998 quarter to $451,456 for the quarter ending December 31, 1999 as a function of the growth in our online client base. The Company expects that the foregoing expenses will continue to increase as the Company expands its client base.

Business development costs consist of advertising costs which have mostly been for print and media advertising to obtain new clients. These expenses increased by $1,145,245, or 562%, from $203,695 for the December 1998 quarter to $1,348,940 for the quarter ending December 31, 1999 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $198,571 for the December 1998 quarter to $554,190 for the quarter ending December 31, 1999 due to the general growth in our business. Occupancy and equipment costs increased by $916,290, or 426%, from $215,149 for the December 1998 quarter to $1,131,439 for the quarter ending December 31, 1999, primarily due to the relocation of our offices to a new, 19,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $121,310, or 106%, from $114,911 for the December 1998 quarter to $236,221 for the quarter ending December 31, 1999 for similar reasons. Other expenses increased by $21,357, or 15%, from $139,180 for the December 1998 quarter to $160,537 for the quarter ending December 31, 1999 due to the Company's overall growth.

The income tax provision increased from $4,150 for the December 1998 quarter to $10,560 for the quarter ending December 31, 1999.

As a consequence of the foregoing, our operating loss increased from a net loss of $229,426 for the December 1998 quarter to a net loss of $1,055,973 for the quarter ending December 31, 1999.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements had exceeded our cash flow from operations as we have been building our business. Since the IPO, the proceeds from the IPO and cash flow from operations have been able to satisfy our cash needs as we continue to build our business. Based on our current assumptions underlying our business plan, we anticipate our capital requirements will be satisfied by internal sources for at least nine months from December 31, 1999. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional debt or equity financing sooner than currently anticipated or curtail our operations. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

Cash used in operating activities during the three months ending December 31, 1999 was $444,267. The Company had a net loss of $1,055,973 and an increase in accounts payable and accrued liabilities of $573,655, deferred Rent incentives of $565,209, other assets of $480,392, receivables from clearing brokers of $371,780, which was offset by an adjustment for depreciation and amortization of $236,221 and an increase in other liabilities of $73,455.

Cash used in investing activities was $1,270,013 during the three months ended December 31, 1999 compared to $984,097 during the three months ending December 31, 1998. Uses of cash in the three months ending December 31, 1999 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the three months ended December 31, 1999, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $2,031,670 during this period.

Cash used in financing activities was $229,497 during the three months ending December 31, 1999 compared to cash provided by financing activities of $296,532 during the three months ended December 31, 1998. Cash used in financing activities during the three months ending December 31, 1999 consisted primarily of the payment of note payables to the Company's vendors.

Net Operating Loss Carryforward

The Company's net operating loss carryforward expires beginning in the year 2013. The issuance of additional equity securities, together with the Company's recent financing and public offering, could result in an ownership change and thus could limit our use of the Company's prior net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in periods prior to the most recent two quarters.

Relevant Accounting Standards

We generally grant stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. We account for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally recognize no compensation expense related to option grants. In cases where we grant options below the fair market value of the stock at the date of grant the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management's estimate of fair value of the options or the related services provided and expensed over the vesting period, if any.

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

In fiscal 1999, the Company adopted SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance should be the source of the Company's segments. Based on this approach, the Company has determined that it operates in one reporting segment.

Year 2000 Issues

The financial markets were essentially unaffected by the issues regarding Y2K, reporting only a few minor technical problems. The Company and its counterparties were not adversely affected. However, we will continue monitoring our systems and those of our vendors to ensure that there is no material disruption to the Company's operations due to Y2K issues.

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

From the effective date of the Registration Statement through the date hereof, the Company (i) repaid indebtedness of approximately $776,800; (ii) used approximately $2,175,000 for leasehold improvements; (iii) used approximately $2,742,000 for equipment and software purchases; (iv) used approximately $918,000 for working capital; and (v) invested most of the balance of approximately $7,300,000 in short-term money market funds. All of such payments were made to third parties, except for the repayment of indebtedness of $100,000 to the father of Eric Steinberg, an Executive Vice President of the Company.

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibit are filed as part of this report:

     None

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2000


                             A. B. WATLEY GROUP INC

                                By: /s/ Steven Malin
                                --------------------
                                    Steven Malin
                                    Chairman, Chief Executive Officer

                                By: /s/ Joseph M. Ramos, Jr.
                                ----------------------------
                                    Joseph M. Ramos, Jr.
                                    Chief Financial Officer