Form 10QSB
period 2000-03-31
A B WATLEY GROUP INC
filed 2000-05-15
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 For the transition period from _____ to ______

                         Commission file number: 1-14897



                             A.B. Watley Group Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                  Delaware                             13-3911867
                  --------                             ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                          Outstanding at
               Common Stock                               April 28, 2000
               ------------                               --------------

             $.001 par value                                 7,981,745


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                           A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION                                          Page

    Item 1. Financial Statements

    Consolidated Statements of Financial Condition
            March 31, 2000 (Unaudited) and
            September 30, 1999                                             3

    Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2000  and 1999 (Unaudited)                           4

    Consolidated Statements of Cash Flows
            Six months ended March 31, 2000
            and 1999 (Unaudited)                                           5

    Notes to Consolidated Financial Statements (Unaudited)                 6

    Item 2. Management's Discussion and Analysis
    or Plan of Operation                                                   8

PART II - OTHER INFORMATION

    Item 2. Changes in Securities                                         12

    Item 4. Submission of Matters to a Vote of Security Holders           12

    Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                                13

                           A. B. Watley Group Inc.
                Consolidated Statements of Financial Condition

                                                         March 31,      September 30,
                                                           2000             1999
                                                       (Unaudited)

Assets

Cash and cash equivalents                            $  7,247,032     $  9,298,822
Restricted cash                                           524,981          513,753
Securities owned at market value                          116,471          214,381
Receivables from clearing brokers                       1,371,342          626,288
Property and equipment at cost, net of
        accumulated depreciation of
        $1,681,899 and $1,183,774 at
        March 31, 2000 and September 30, 1999,
        respectively                                   15,967,355       10,852,956
Loans receivable from related party                       116,868          121,891
Deferred offering costs                                    19,167           21,667
Other assets                                            2,173,668        1,595,196
                                                     ------------     ------------
Total assets                                         $ 27,536,884     $ 23,244,954
                                                     ============     ============

Liabilities and stockholders'  equity
Liabilities:
Subordinated borrowings                              $    350,000     $    350,000
Subordinated borrowings from officer                      180,000          180,000
Securities, sold not yet purchased                         53,271           56,192
Notes payable, net of unamortized premium of
        $167,691 and $221,697 at March 31, 2000 and
        September 30, 1999                              1,969,678        2,213,748
Bank loan                                                  20,000           40,000
Deferred rent incentives                                1,510,432          752,512
Accounts payable and accrued liabilities                8,087,571        3,561,563
Other liabilities                                         387,517          247,952
                                                     ------------     ------------
Total liabilities                                      12,558,469        7,401,967
                                                     ------------     ------------

Stockholders' equity:
Common stock, $.001 par value, 20,000,000
        authorized, 7,981,745 and 7,931,745 issued
        and outstanding at March 31, 2000                   7,982            7,932
        and September 30, 1999, respectively
Additional paid-in capital                             19,028,934       18,661,749
Option costs, net                                        (107,331)        (121,331)
Accumulated deficit                                    (3,951,170)      (2,705,363)
                                                     ------------     ------------
Total stockholders' equity                             14,978,415       15,842,987
                                                     ------------     ------------
Total liabilities and stockholders' equity           $ 27,536,884     $ 23,244,954
                                                     ============     ============

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                                 Three Months Ended                       Six Months Ended
                                                              March 31,          March 31,          March 31,         March 31,
                                                                2000                1999              2000               1999
                                                                ----                ----              ----               ----

Revenues:

Commissions                                               $   10,091,323     $    3,714,711     $   16,734,946     $    6,190,372
Data service revenues                                            461,915            291,869            974,961            567,473
Principal  transactions                                        1,594,791            721,136          2,635,485          1,099,795
Interest and other income                                        547,976             68,173            893,154            116,737
Interest income -  related party                                   1,545              1,545              3,090              3,090
                                                         ---------------    ---------------    ---------------    ---------------
Total revenues                                                12,697,550          4,797,434         21,241,636          7,977,467

Interest expense                                                  68,765             90,805            133,386            195,558
Interest expense - related party                                   3,750              3,750              7,500              7,500
                                                         ---------------    ---------------    ---------------    ---------------
Net revenues                                                  12,625,035          4,702,879         21,100,750          7,774,409
                                                         ---------------    ---------------    ---------------    ---------------


Expenses:

Commissions, floor brokerage, and clearing charges             4,680,318          1,763,471          7,972,574          3,133,081
Employee compensation and related costs                        3,163,103          1,211,450          5,509,191          2,063,792
Communications                                                   399,994            336,556            851,450            539,904
Business development                                           2,426,983            218,447          3,775,923            422,142
Professional services                                            404,850            343,909            959,040            542,480
Occupancy and equipment costs                                  1,287,149            456,722          2,418,588            671,870
Depreciation and amortization                                    202,368            145,491            438,589            260,402
Other expenses                                                   241,705            132,819            402,242            271,998
                                                         ---------------    ---------------    ---------------    ---------------
Total expenses                                                12,806,470          4,608,865         22,327,597          7,905,669
                                                         ---------------    ---------------    ---------------    ---------------
Income (loss) before income tax                                 (181,435)            94,014         (1,226,847)          (131,260)

Income tax provision                                               8,400              4,150             18,960              8,300
                                                         ---------------    ---------------    ---------------    ---------------

Net income (loss)                                        $      (189,835)    $       89,864    $    (1,245,807)   $      (139,560)
                                                         ===============    ===============    ===============    ===============

Basic earnings per common share                          $        (0.02)     $         0.02    $         (0.15)   $         (0.03)
Diluted earnings per common share                        $        (0.02)     $         0.02    $         (0.15)   $         (0.03)

Weighted average shares outstanding - basic                   7,981,745           5,595,821          7,956,745          5,462,463
Weighted average shares outstanding - diluted                 7,981,745           5,749,235          7,956,745          5,462,563

                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                 ----------------
                                                                                    March 31, 2000               March 31, 1999
                                                                                    --------------               --------------

Cash flows from operating activities
Net loss                                                                           $   (1,245,807)             $     (139,560)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
             Depreciation and amortization                                                438,589                     260,402
             Non-cash compensation/service costs                                           33,735                     129,084
             Changes in assets and liabilities:
                    (Increase) decrease in operating assets:
                        Restricted cash                                                   (11,228)                   (507,280)
                        Securities owned                                                   97,910                    (58,662)
                        Receivables from clearing brokers                                (745,054)                   (231,330)
                        Loans receivable from related party                                 5,023                      (1,545)
                        Other assets                                                     (588,360)                   (123,301)
                    Increase (decrease) in operating liabilities:
                        Securities sold, not yet purchased                                 (2,921)                     90,737
                        Accounts payable and accrued liabilities                        2,838,240                     520,484
                        Other liabilities                                                 139,565                      84,582
                                                                                   --------------              --------------
Net cash provided by operating activities                                                 959,692                      23,611
                                                                                   --------------              --------------

Cash flows used in investing activities
Purchases of property and equipment, net                                               (3,855,332)                 (1,443,267)
Deferred rent incentives                                                                  757,920
                                                                                   --------------              --------------
Net cash used in investing activities                                                  (3,097,412)                 (1,443,267)
                                                                                   --------------              --------------

Cash flows from financing activities
Proceeds from sale of common stock, net                                                  -                          1,050,000
Proceeds from exercised stock options                                                    -                              2,500
Proceeds from exercised warrants                                                          350,000                    -
Proceeds from notes payable                                                              (244,070)                    900,000
Deferred offering costs                                                                  -                           (483,873)
Repayment of bank loan                                                                    (20,000)                    (20,000)
                                                                                   --------------              --------------
Net cash provided by financing activities                                                  85,930                   1,448,627
                                                                                   --------------              --------------

Net increase (decrease) in cash and cash equivalents                                   (2,051,790)                     28,971
Cash and cash equivalents at beginning of period                                        9,298,822                     970,308
                                                                                   --------------              --------------
Cash and cash equivalents at end of period                                         $    7,247,032              $      999,279
                                                                                   ==============              ==============

Supplemental non-cash investing and financing activities
     and disclosure of cash flow information
Accounts payable for purchases of property and equipment                           $    1,687,768              $      222,500

Cash paid for:

Interest                                                                           $      119,386              $       61,474
Taxes                                                                                      48,541

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

A.B. Watley is an introducing broker-dealer which conducts business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through two clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from Rule 15c3-3 of the Securities and Exchange Commission ("SEC").

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At March 31, 2000, A.B. Watley had net capital, as defined, of $1,991,809 which was $1,634,999 in excess of its required net capital of $356,810. The aggregate indebtedness to net capital ratio was 2.69 to 1.

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

3. Stock Options

On March 14, 2000, the stockholders approved the adoption of the Company's 1999 stock option plan. The Company has reserved 800,000 shares of common stock for issuance upon exercise of options granted pursuant to the 1999 stock option plan.

4. Earnings Per Share

Since the Company recognized a net loss for the three months ended March 31, 2000 and six months ended March 31, 2000 and 1999, diluted earnings per common share is the same as basic earnings per common share for both periods. In calculating diluted earnings per common share for the three month period ending March 31, 1999, the Company assumed the average fair value of its common stock during this period was $7.00 per share.

5. Notes Payable

On January 3, 2000, New York Small Business Venture Fund LLC ("NYSB") exercised 50,000 warrants equal to 50,000 shares. The warrants were issued as a result of a $500,000 loan that the Company obtained in October 1999 and repaid from the proceeds of the Company's initial public offering ("IPO"). The warrants were exercised at the IPO price of $7.00 per share. NYSB continues to hold warrants to purchase an additional 141,250 shares, which warrants expire October 2, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000.

Results of Operations

Three months ending March 31, 2000 compared to the quarter ending March 31, 1999

REVENUES. Total revenues for the quarter ending March 31, 2000 were $12,697,550, an increase of 165%, as compared to revenues of $4,797,434 for the quarter ending March 31, 1999. Revenues from commissions increased by $6,376,612, or 172%, from $3,714,711 for the March 1999 quarter to $10,091,323 for the March 2000 quarter due primarily to the significantly increased number of online trades executed as well as due to the growth in our third-market institutional sales division. During the quarter ending March 31, 2000, the Company's online brokerage division had total billed transactions of 449,513 and average billed transactions of 7,135 per day, an increase of 213% compared to an average daily billed transaction rate of 2,276 per day during the March 1999 quarter totaling 141,137 billed transactions. Data service revenues increased by $170,046, or 58%, from $291,869 for the March 1999 quarter to $461,915 for the quarter ending March 31, 2000 due to the increase in the number of online accounts. Revenues from principal transactions increased by $873,655, or 121%, from $721,136 for the March 1999 quarter to $1,594,791 for the quarter ending March 31, 2000, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $68,173 for the March 1999 quarter to $547,976 for the quarter ending March 31, 2000.

Interest expense decreased from $90,805 for the March 1999 quarter to $68,765 for the March 2000 quarter as result of decreased borrowings.

As a result of the foregoing, net revenues increased by $7,922,156, or 168%, from $4,702,879 for the March 1999 quarter to $12,625,035 for the quarter ending March 31, 2000. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $8,197,605, or 178%, from $4,608,865 for the March 1999 quarter to $12,806,470 for the quarter ending March 31, 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $2,916,847, or 165%, from $1,763,471 for the March 1999 quarter to $4,680,318 for the quarter ending March 31, 2000. Employment compensation and related costs increased by $1,951,653, or 161%, from $1,211,450 for the March 1999 quarter to $3,163,103 for the quarter ending March 31, 2000, largely due to the hiring of 59 new employees to service the growth in our client base. Communications expense increased by $63,438, or 19%, from $336,556 for the March 1999 quarter to $399,994 for the quarter ending March 31, 2000 as a function of the growth in our online client base. The Company expects that the foregoing expenses will continue to increase as the Company expands the client base.

Business development costs consist of advertising costs which have mostly been for television, radio, online and print advertising to obtain new clients. These expenses increased by $2,208,536, or 1,011%, from $218,447 for the March 1999 quarter to $2,426,983 for the quarter ending March 31, 2000 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $343,909 for the March 1999 quarter to $404,850 for the quarter ending March 31, 2000 due to the general growth in our business. Occupancy and equipment costs increased by $830,427, or 182%, from $456,722 for the March 1999 quarter to $1,287,149 for the quarter ending March 31, 2000, primarily due to the addition of 24,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $56,877, or 39%, from $145,491 for the March 1999 quarter to $202,368 for the quarter ending March 31, 2000 for similar reasons. Other expenses increased by $108,886, or 82%, from $132,819 for the March 1999 quarter to $241,705 for the quarter ending March 31, 2000 due to the Company's overall growth.

The income tax provision increased from $4,150 for the March 1999 quarter to $8,400 for the quarter ending March 31, 2000.

As a consequence of the foregoing, our operating loss increased from a net income of $89,864 for the March 1999 quarter to a net loss of $189,835 for the quarter ending March 31, 2000.

Six months ended March 31, 2000 compared to six months ended March 31, 1999.

NET REVENUES. Total revenues for the six months ended March 31, 2000 were $21,241,636, an increase of $13,264,169, or 166% as compared to revenues of $7,977,467 for the six months ended March 31, 1999. Revenues from commissions increased by $10,544,574 or 170% from $6,190,372 for the six months ended March 31, 1999 to $16,734,946 due primarily to the significantly increased number of online trades executed as well as the growth in our third market institutional sales division. During the six months ending March 31, 2000, the Company's online brokerage division had total billed transactions of 753,686 and average billed transactions of 5,935 per day, an increase of 70% compared to an average daily billed transaction rate of 2,346 per day during the six months ending March 31, 1999, totaling 443,341 billed transactions. Data service revenues also increased by $407,488, or 72%, from $567,473 for the six months ending March 31, 1999 to $974,961 for the six months ending March 31, 2000, due to the increase in the number of online accounts. Revenues from principal transactions increased by $1,535,690, or 140% from $1,099,795 for the six month period ending March 31, 1999 to $2,635,485 for the six month period ending March 31, 2000, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $116,737 for the six month period ending March 31, 1999 to $893,154 for the six months ending March 31, 2000.

Interest expense decreased from $195,558 for the six months ended March 31, 1999 to $133,386 for the six months ending March 31, 2000 primarily as a result of decreased borrowings.

As a result of the foregoing, net revenues increased by $13,326,341, or 171%, from $7,774,409 for the six months ending March 31, 1999 to $21,100,750 for the six months period ending March 31, 2000. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $14,421,928, or 182%, from $7,905,669 for the six months ending March 31, 1999 to $22,327,597 for the six months ending March 31, 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $4,839,493, or 154%, from $3,133,081 for the six months ending March 31, 1999 to $7,972,574 for the six months ending March 31, 2000. Employment compensation and related costs increased by $3,445,399, or 167%, from $2,063,792 for the six months ending March 31, 1999 to $5,509,191 for the six months ending March 31, 2000, largely due to the hiring of 30 new employees to service the growth in our client base. Communications expense increased by $311,546, or 58%, from $539,904 for the six months ending March 31, 2000 to $851,450 for the six months ending March 31, 2000 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist of advertising costs to obtain new clients, which costs have mostly been for television, radio, online and print advertising. These expenses increased by $3,353,781, or 794%, from $422,142 for the six months ending March 31, 1999 to $3,775,923 for the six months ending March 31, 2000 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $542,480 for the six months ended March 31, 1999 to $959,040 for the six months ending March 31, 2000. Occupancy and equipment costs increased by $1,746,718, or 260%, from $671,870 for the six months ending March 31, 2000 to $2,418,588 for the six months ending March 31, 2000, primarily due to the addition of 24,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $178,187, or 68%, from $260,402 for the six months ending March 31, 1999 to $438,589 for the six months ending March 31, 2000 for similar reasons. Other expenses increased by $130,244, or 48%, from $271,998 for the six months ending March 31, 1999 to $402,242 for the six months ending March 31, 2000 due to overall growth.

The income tax provision increased from $8,300 for the six months ended March 31, 1999 to $18,960 for the six months ending March 31, 2000.

As a consequence of the foregoing, our net loss increased from $139,560 for the six months ending March 31, 1999 to a net loss of $1,245,807 for the six months ending March 31, 2000.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements exceeded our cash flow from operations as we built our business. Since the IPO, the proceeds from the IPO and cash flow from operations have been able to satisfy our cash needs as we continue to build our business. Based on our current assumptions relating to our business plan, we anticipate our capital requirements will be satisfied by internal sources for at least six months from March 31, 2000. If our plans change or our assumptions prove to be inaccurate, we may need to seek additional debt or equity financing sooner than currently anticipated or curtail our operations. If we incur debt, we will become subject to the risks that interest rates may fluctuate and cash flow may be insufficient to make payments on the debt.

During the six months ended March 31, 2000, the Company spent approximately $3,000,000 for software development. We are expecting to incur an additional $500,000 in software development costs to complete our current projects. The Company plans to complete the current project in June 2000. These software development efforts are related to the creation of proprietary direct access online trading and market information software.

Cash provided by operating activities during the six months ending March 31, 2000 was $959,692. The Company had a net loss of $1,245,807 and an increase in accounts payable and accrued liabilities of $2,838,240, other assets of $588,360, and receivables from clearing brokers of $745,054, which was offset by an adjustment for depreciation and amortization of $438,589 and an increase in other liabilities of $139,565.

Cash used in investing activities was $3,097,412 during the six months ended March 31, 2000 compared to $1,443,267 during the six months ending March 31, 1999. Uses of cash in the six months ending March 31, 2000 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the six months ended March 31, 2000, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $1,687,768 during this period.

Cash provided by financing activities was $85,930 during the six months ending March 31, 2000 compared to $1,448,627 during the six months ended March 31, 1999. Cash provided by financing activities during the six months ending March 31, 2000 consisted primarily of the exercise of warrants.

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

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new rules are effective for both interim and annual financial statements for the periods ending after March 15, 1997. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share calculation is replaced with a basic earnings per share calculation. The basic earnings per share differs from the primary earnings per share calculation in that the basic earnings per share does not include any potentially dilutive securities. Fully dilutive earnings per share is replaced with diluted earnings per share and should be disclosed regardless of dilutive impact of basic earnings per share. Accordingly, we have adopted SFAS No. 128 effective September 30, 1999.

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

Forward Looking Statements

Certain statements contained in this report, including statements regarding the development of services and markets and future demand for services and other statements regarding matters that are not historical facts, discuss future expectations or other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. Factors that might cause a difference include, but are not limited to, customer trading activity, loss of one or more significant customers, changes in technology, issues involved in the launch of new or modified software programs, shifts in competitive patterns, ability to manage growth effectively, risks associated with acquisitions including integration risks, risks associated with strategic partnerships, various project-associated risks, substantial competition, general economic and securities markets conditions, risks associated with intellectual property rights, risks associated with international operations and other risk factors listed from time to time in the Company's filings and reports with the Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a) On March 14, 2000, the Company held its Annual Meeting of Stockholders (the "Meeting").

(b) At the Meeting, the Company's stockholders voted on (i) the election of the Company's Board of Directors, consisting of seven persons, (ii) approval of the 1999 Stock Option Plan and (iii) ratification of Ernst & Young LLP as independent accountants.

      The votes for the election of Directors were as follows:

                  Nominee                   For            Withheld
                  -------                   ---            --------

             Steven Malin                 7,167,431         2,374
             Harry Simpson                7,167,431         2,374
             Robert Malin                 7,167,431         2,374
             Elizabeth Chambers           7,167,431         2,374
             Mark Chambre                 7,167,431         2,374
             Michael B. Kraines           7,167,431         2,374
             Stanley Weinstein            7,167,431         2,374

      The votes for the approval of the 1999 Stock Option Plan were as follows:

           For                      Against                 Withheld
           ---                      -------                 --------

         4,939,138                  56,007                    694

      The votes for the ratification of Ernst & Young LLP were as follows:

           For                      Against                 Withheld
           ---                      -------                 --------

         7,168,290                   1,091                    424

Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as part of this report:

            None.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000


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