Form 10QSB
period 2000-06-30
A B WATLEY GROUP INC
filed 2000-08-14
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              (Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


                      Delaware                        13-3911867
                      --------                        ----------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     Outstanding at
                  Common Stock                       August 8, 2000
                  ------------                       --------------

                  $.001 par value                         8,429,487


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION                                              Page

       Item 1. Financial Statements

       Consolidated Statements of Financial Condition
                   June 30, 2000 (Unaudited) and
                   September 30, 1999                                         3

       Consolidated Statements of Operations
                   Three months and nine months ended
                   June 30, 2000 and 1999 (Unaudited)                         4

       Consolidated Statements of Cash Flows
                   Nine months ended June 30, 2000
                   and 1999 (Unaudited)                                       5

       Notes to Consolidated Financial Statements (Unaudited)                 6

       Item 2. Management's Discussion and Analysis
       or Plan of Operation                                                   8

PART II - OTHER INFORMATION

       Item 2. Changes in Securities                                         12

       Item 6. Exhibits and Reports on Form 8-K                              12

Signatures                                                                   13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition


                                                                                   June 30,              September 30,
                                                                                     2000                     1999
                                                                                (Unaudited)

Assets

Cash and cash equivalents                                                         $5,831,004             $9,298,822
Restricted cash                                                                      525,485                513,753
Securities owned at market value                                                     310,185                214,381
Receivables from clearing brokers                                                  1,378,128                626,288
Property and equipment at cost, net of
  accumulated depreciation of
  $2,022,261 and $1,183,774 at
  June 30, 2000 and September 30, 1999,
  respectively                                                                    16,738,032             10,852,956
Loans receivable from related party                                                  118,413                121,891
Deferred offering costs                                                               17,917                 21,667
Other assets                                                                       2,954,212              1,595,196
                                                                                  ----------             ----------


Total assets                                                                     $27,873,376            $23,244,954
                                                                                 ===========            ===========


Liabilities and stockholders' equity
Liabilities:
  Subordinated borrowings                                                           $350,000               $350,000
  Subordinated borrowings from officer                                               180,000                180,000
  Securities, sold not yet purchased                                                 200,213                 56,192
Notes payable, net of unamortized discount of
            $147,612 and $221,697 at June 30, 2000 and
            September 30, 1999                                                     2,008,182              2,213,748
Notes payable to officer                                                           1,700,000                     -
Bank loan                                                                           10,000                 40,000
Deferred rent incentives                                                           1,442,212                752,512
Accounts payable and accrued liabilities                                           8,166,637              3,561,563
Other liabilities                                                                  594,271                247,952
                                                                                  ----------             ----------

Total liabilities                                                                 14,651,515              7,401,967
                                                                                  ----------             ----------


Stockholders' equity:
Common stock, $.001 par value, 20,000,000
  authorized, 8,194,532 and 7,931,745 issued
  and outstanding at June 30, 2000                                                     8,195                  7,932
  and September 30, 1999, respectively
Additional paid-in capital                                                        20,077,567             18,661,749
Option costs, net                                                                   (100,331)              (121,331)
Accumulated deficit                                                               (6,763,570)            (2,705,363)
                                                                                  ----------             ----------

Total stockholders' equity                                                        13,221,861             15,842,987
                                                                                  ----------             ----------

Total liabilities and stockholders' equity                                       $27,873,376            $23,244,954
                                                                                 ===========            ===========

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                                           Three Months Ended               Nine Months Ended
                                                                        June 30,        June 30,         June 30,        June 30,
                                                                         2000            1999              2000            1999
                                                                         ----            ----              ----            ----

Revenues:
  Commissions                                                         $  9,167,465    $ 5,071,746      $ 25,902,411    $ 11,262,118
  Data service revenues                                                    497,949        485,037         1,472,910       1,052,509
  Principal transactions                                                 1,801,964        692,112         4,437,449       1,791,906
  Interest and other income                                                596,441        208,580         1,489,595         325,319
  Interest income - related party                                            1,545          1,545             4,635           4,635
                                                                      ------------    -----------      ------------    ------------
Total revenues                                                          12,065,364      6,459,020        33,307,000      14,436,487

  Interest expense                                                          58,511         85,382           191,898         280,939
  Interest expense - related party                                           6,667          3,750            14,167          11,250
                                                                      ------------    -----------      ------------    ------------
Net revenues                                                            12,000,186      6,369,888        33,100,935      14,144,298

Expenses:

  Commissions, floor brokerage, and clearing charges                     5,915,402      2,210,789        13,887,975       5,343,869
  Employee compensation and related costs                                3,186,768      1,546,519         8,695,960       3,610,311
  Communications                                                           480,797        348,020         1,332,246         887,925
  Business development                                                   3,094,243        584,895         6,870,166       1,007,037
  Professional services                                                    365,013        522,968         1,324,053       1,065,449
  Occupancy and equipment costs                                          1,160,136        506,577         3,578,724       1,178,447
  Depreciation and amortization                                            296,217        173,035           734,806         433,437
  Other expenses                                                           311,263        157,935           713,799         429,932
                                                                      ------------    -----------      ------------    ------------
Total expenses                                                          14,809,839      6,050,738        37,137,729      13,956,407
                                                                      ------------    -----------      ------------    ------------

Income (loss) before income tax and
  extraordinary loss on early extinguishment of debt                    (2,809,653)       319,150        (4,036,794)        187,891

Income tax provision                                                         2,453          5,858            21,413          14,158
                                                                      ------------    -----------      ------------    ------------

Income (loss) before extraordinary loss on early extinguishment
  of debt                                                               (2,812,106)       313,292        (4,058,207)        173,733
Extraordinary loss on early extinguishment of debt                                        177,125                           177,125
                                                                      ------------    -----------      ------------    ------------
Net income (loss)                                                     $ (2,812,106)   $   136,167      $ (4,058,207)   $     (3,392)
                                                                      ============    ===========      ============    ============



Basic earnings before extraordinary item per common share             $      (0.35)   $      0.04      $      (0.51)   $       0.03
Diluted earnings before extraordinary item per common share           $      (0.35)   $      0.04      $      (0.51)   $       0.03

Basic loss on early extinguishment of debt                                    --      $     (0.02)             --      $      (0.03)
Diluted loss on early extinguishment of debt                                  --      $     (0.02)             --      $      (0.03)

Basic earnings per common share                                       $      (0.35)   $      0.02      $      (0.51)           --
Diluted earnings per common share                                     $      (0.35)   $      0.02      $      (0.51)           --

Weighted average shares outstanding - basic                              8,053,288      7,390,536         7,987,805       6,105,221

Weighted average shares outstanding - diluted                            8,053,288      7,996,413         7,987,805       6,485,100


                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                   June 30, 2000        June 30, 1999
                                                                                  ---------------       -------------

      Cash flows from operating activities
      Net loss                                                                    $(4,058,207)         $     (3,392)
      Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
        Depreciation and amortization                                                 734,806               433,437
        Non-cash compensation / service costs                                          41,982               321,876
        Changes in assets and liabilities:
           (Increase) decrease in operating assets:
               Restricted cash                                                        (11,732)             (507,884)
               Securities owned                                                       (95,804)             (420,503)
               Receivables from clearing brokers                                     (751,840)              182,434
               Loans receivable from related party                                      3,478                (4,635)
               Other assets                                                        (1,373,848)             (386,286)
           Increase in operating liabilities:
               Securities sold, not yet purchased                                     144,021               128,047
               Accounts payable and accrued liabilities                             3,698,195               552,552
               Other liabilities                                                      346,319               200,270
                                                                                  -----------          ------------
      Net cash provided by (used in) operating activities                          (1,322,630)              495,916
                                                                                  -----------          ------------

      Cash flows used in investing activities
      Purchases of property and equipment, net                                     (5,779,466)           (2,882,205)
      Deferred rent incentives                                                        770,950                  --
                                                                                  -----------          ------------
      Net cash used in investing activities                                        (5,008,516)           (2,882,205)
                                                                                  -----------          ------------

      Cash flows from financing activities
      Proceeds from issuance of common stock                                             --              14,367,116
      Proceeds from exercised warrants                                                350,000                  --
      Proceeds from exercised options                                               1,048,894                 2,500
      Proceeds from notes payable to officer                                        1,700,000
      Proceeds from (Repayment of) notes payable                                     (205,566)              150,000
      Deferred offering costs                                                            --                  52,318
      Repayment of bank loan                                                          (30,000)              (30,000)
                                                                                  -----------          ------------
      Net cash provided by financing activities                                     2,863,328            14,541,934
                                                                                  -----------          ------------

      Net increase (decrease) in cash and cash
      equivalents                                                                  (3,467,818)           12,155,645
      Cash and cash equivalents at beginning of period                              9,298,822               970,308
                                                                                  -----------          ------------
      Cash and cash equivalents at end of period                                  $ 5,831,004          $ 13,125,953
                                                                                  ===========          ============

      Supplemental non-cash financing activities
        and disclosure of cash flow information
      Accounts payable for purchases of property and equipment                    $   906,834          $    348,298
      Issuance of non-employee stock options                                             --            $     16,000
      Cash paid for:
        Interest                                                                  $   194,815          $    149,854
        Taxes                                                                     $    48,541          $      5,858

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At June 30, 2000, A.B. Watley had net capital, as defined, of $1,222,062 which was $821,785 in excess of its required net capital of $400,277. The aggregate indebtedness to net capital ratio was 4.91 to 1.

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

4. Earnings Per Share

The Company recognized a net loss for the three months ended June 30, 2000 and nine month periods ending June 30, 2000 and June 30, 1999,therefore these periods diluted earnings per common share is the same as basic earnings per common share. In calculating diluted earnings per common share for the three month period ending June 30, 1999, the company assumed the fair value of its common stock for the period April 1, to April 20, 1999 to be $7.00 per share and for the period April 21, to June 30,1999, to be the daily closing market price.

5. Notes Payable to Officer

Effective May 31, 2000 and June 30, 2000, the Company issued promissory notes in the amount of $1,200,000 and $500,000, respectively, to an officer and major stockholder of the Company. The note bear interest at 7% per annum. The principal is payable on the second anniversary of the issue date of the notes. The accrued interest shall be payable in 24 equal monthly installments.

6. Warrants

On January 3, 2000 New York Small Business Venture Fund LLC ("NYSB") exercised 50,000 warrants equal to 50,000 shares. The warrants were issued as a result of a $500,000 loan that the company obtained in October 1999 and repaid from the proceeds of the company's initial public offering ("IPO"). The warrants were exercised at the IPO price of $7.00 per share.

During the quarter ending June 30, 2000, Whale Securities Co., L.P. ("Whale") exercised 124,784 underwriter's warrants, on a cashless basis, and received 59,154 shares. The warrants were issued as a result of underwriting the Company's IPO on April 23, 1999. The warrants were exercised at the price of $11.55 per share. Whale continues to hold warrants to purchase an additional 75,216 shares, which expire April 23, 2004.

7. Subsequent Events

On July 6, 2000 and July 17, 2000, NYSB exercised 85,000 and 56,250 warrants, respectively, equal to 141,250 shares. The warrants were issued as a result of a $500,000 loan that the Company obtained in October 1999 and repaid from the proceeds of the Company's IPO. The warrants were exercised at the IPO price of $7.00 per share.

On July 17, 2000, New York Community Investment Company LLC (NYCIC) exercised 28,750 warrants equal to 28,750 shares. The warrants were issued as a result of a $400,000 loan that the Company obtained in January 1999. The warrants were exercised at the IPO price of $7.00 per share. NYCIC continues to hold warrants to purchase an additional 111,250 shares, which expire January 28, 2004.

Effective August 8, 2000, the Company entered into an agreement with an investment group providing the Company with an eighteen- month equity line of up to $48 million. The agreement allows the Company to draw down funds in exchange for equity. The Company is not obligated to take down any of the funds and pricing is based upon ninety four per cent of the volume weighted average price
(VWAP) of the Company's stock for the 22 days prior to each takedown. The Company will pay the placement agent a fee of 5% of any amount drawn down. In addition, the Company is providing approximately 60,000 warrants each to the investment group and placement agent at an approximate strike price of $20.00. The Company will register the stock for resale under the Securities Act of 1933.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000.

Results of Operations

Three months ending June 30, 2000 compared to the three months ending June 30, 1999.

REVENUES. Total revenues for the quarter ending June 30, 2000 were $12,065,364, an increase of 87%, as compared to revenues of $6,459,020 for the quarter ending June 30, 1999. Revenues from commissions increased by $4,095,719, or 81%, from $5,071,746 for the June 30, 1999 quarter to $9,167,465 for the June 30, 2000 quarter due primarily to the significantly increased number of online trades executed as well as due to the growth in our third-market institutional sales division. During the quarter ending June 30, 2000, the Company's online brokerage division had total billed transactions of 423,029 and average billed transactions of 6,715 per day, an increase of 98% compared to an average daily billed transaction rate of 3,395 per day during the June 30, 1999 quarter totaling 210,470 billed transactions. Data service revenues increased by $12,912, or 3%, from $485,037 for the June 30, 1999 quarter to $497,949 for the quarter ending June 30, 2000 due to the increase in the number of online accounts receiving free data. Revenues from principal transactions increased by $1,109,852, or 160%, from $692,112 for the June 30, 1999 quarter to $1,801,964 for the quarter ending June 30, 2000, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $208,580 for the June 30, 1999 quarter to $596,441 for the quarter ending June 30, 2000.

Interest expense decreased from $85,382 for the June 30, 1999 quarter to $58,511 for the June 30, 2000 quarter as result of decreased borrowings.

As a result of the foregoing, net revenues increased by $5,630,298, or 88%, from $6,369,888 for the June 30, 1999 quarter to $12,000,186 for the quarter ending June 30, 2000. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $8,759,100, or 145%, from $6,050,738 for the June 30, 1999 quarter to $14,809,839 for the quarter ending June 30, 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $3,704,613, or 168%, from $2,210,789 for the June 30, 1999 quarter to
$5,915,402 for the quarter ending June 30, 2000. Employment compensation and related costs increased by $1,640,249, or 106%, from $1,546,519 for the June 30, 1999 quarter to $3,186,768 for the quarter ending June 30, 2000, largely due to the hiring of 40 new employees to service the growth in our client base. Communications expense increased by $132,777, or 38%, from $348,020 for the June 30, 1999 quarter to $480,797 for the quarter ending June 30, 2000 as a function of the growth in our online client base. The Company expects that the foregoing expenses will continue to increase as the Company expands its client base.

Business development costs consist primarily of advertising costs which have mostly been for television, radio, online and print advertising to obtain new clients. These expenses increased by $2,509,348, or 429%, from $584,895 for the June 30, 1999 quarter to $3,094,243 for the quarter ending June 30, 2000 as the Company increased its planned advertising and promotional efforts.

Professional services decreased from $522,968 for the June 30, 1999 quarter to $365,013 for the quarter ending June 30, 2000 due to the hiring of additional staff, resulting in less dependency on outside consultants. Occupancy and equipment costs increased by $653,559, or 129%, from $506,577 for the June 30, 1999 quarter to $1,160,136 for the quarter ending June 30, 2000, primarily due to the addition of 24,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $123,182, or 71%, from $173,035 for the June 30, 1999 quarter to $296,217 for the quarter ending June 30, 2000 for similar reasons. Other expenses increased by $153,328, or 97%, from $157,935 for the June 30, 1999 quarter to $311,263 for the quarter ending June 30, 2000 due to the Company's overall growth.

The income tax provision decreased from $5,858 for the June 30, 1999 quarter to $2,453 for the quarter ending June 30, 2000.

As a consequence of the foregoing, our operating loss increased from a net income of $136,167 for the June 30, 1999 quarter to a net loss of $2,812,106 for the quarter ending June 30, 2000.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999.

NET REVENUES. Total revenues for the nine months ended June 30, 2000 were $33,307,000, an increase of $18,870,513, or 131%, as compared to revenues of $14,436,487 for the nine months ended June 30, 1999. Revenues from commissions increased by $14,640,293, or 130%, from $11,262,118 for the nine months ended June 30, 1999 to $25,902,411, due primarily to the significantly increased number of online trades executed as well as the growth in our third-market institutional sales division. During the nine months ending June 30, 2000, the Company's online brokerage division had total billed transactions of 1,176,715 and average billed transactions of 6,193 per day, an increase of 164% compared to an average daily billed transaction rate of 2,346 per day during the nine months ending June 30, 1999, totaling 443,341 billed transactions. Data service revenues also increased by $420,401, or 40%, from $1,052,509 for the nine months ending June 30, 1999 to $1,472,910 for the nine months ending June 30, 2000, due to the increase in the number of online accounts. Revenues from principal transactions increased by $2,645,543, or 148%, from $1,791,906 for the nine month period ending June 30, 1999 to $4,437,449 for the nine month period ending June 30, 2000, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $325,319 for the nine month period ending June 30, 1999 to $1,489,595 for the nine months ending June 30, 2000.

Interest expense decreased from $280,939 for the nine months ended June 30, 1999 to $191,898 for the nine months ending June 30, 2000 primarily as a result of decreased borrowings.

As a result of the foregoing, net revenues increased by $18,956,637, or 134%, from $14,144,298 for the nine months ending June 30, 1999 to $33,100,935 for the nine months ending June 30, 2000. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $23,181,322, or 166%, from $13,956,407 for the nine months ending June 30, 1999 to $37,137,729 for the nine months ending June 30, 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to certain employees who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online clients, such expenses increased by $8,544,106, or 160%, from $5,343,869 for the nine months ending June 30, 1999 to $13,887,975 for the nine months ending June 30, 2000. Employment compensation and related costs increased by $5,085,649, or 141%, from $3,610,311 for the nine months ending June 30, 1999 to $8,695,960 for the nine months ending June 30, 2000, largely due to the hiring of 40 new employees to service the growth in our client base. Communications expense increased by $444,321, or 50%, from $887,925 for the nine months ending June 30, 2000 to $1,332,246 for the nine months ending June 30, 2000 as a function of the growth in our online client base. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist primarily of advertising costs to obtain new clients, which costs have mostly been for television, radio, online and print advertising. These expenses increased by $5,863,129, or 582%, from $1,007,037 for the nine months ending June 30, 1999 to $6,870,166 for the nine months ending June 30, 2000 as the Company increased its planned advertising and promotional efforts.

Professional services increased from $1,065,449 for the nine months ended June 30, 1999 to $1,324,053 for the nine months ending June 30, 2000 due to the overall growth of the business. Occupancy and equipment costs increased by $2,400,277, or 204%, from $1,178,447 for the nine months ending June 30, 2000 to $3,578,724 for the nine months ending June 30, 2000, primarily due to the addition of 24,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $301,369, or 70%, from $433,437 for the nine months ending June 30, 1999 to $734,806 for the nine months ending June 30, 2000 for similar reasons. Other expenses increased by $283,867, or 66%, from $429,932 for the nine months ending June 30, 1999 to $713,799 for the nine months ending June 30, 2000 due to overall growth.

The income tax provision increased from $14,158 for the nine months ended June 30, 1999 to $21,413 for the nine months ending June 30, 2000.

As a consequence of the foregoing, our net loss increased from a net loss of $3,392 for the nine months ending June 30, 1999 to a net loss of $4,058,207 for the nine months ending June 30, 2000.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements exceeded our cash flow from operations as we built our business. Since the IPO, the proceeds from the IPO, the exercise of employee stock options and warrants of $1,400,000, the loan from an officer of the Company of $1,700,000 and cash flow from operations have been able to satisfy our cash needs as we continued to build our business. To continue our growth the Company has entered into an equity line facility of $48,000,000 (see Note 7 of the Notes to Consolidated Financial Statements contained herein).

During the nine months ended June 30, 2000, the Company spent approximately $4,000,000 for software development. We are expecting to incur an additional $500,000 in software development costs to complete our current projects. The Company plans to complete the current project in August 2000. These software development efforts are related to the creation of proprietary direct access online trading and market information software. The software development efforts will allow the Company to transition its Ultimate Trader customers from vendor software to our proprietary software system which is expected to reduce the Company's operating costs by approximately $1,200,000 per month to be realized on an incremental basis over the next six month.

Cash used in operating activities during the nine months ending June 30, 2000 was $1,322,630. The Company had a net loss of $4,058,207, other assets of $1,373,848, and receivables from clearing brokers of $751,840, which was offset by an adjustment for depreciation and amortization of $734,806 and an increase in other liabilities of $346,319 and an increase in accounts payable and accrued liabilities of $3,698,195.

Cash used in investing activities was $5,008,516 during the nine months ended June 30, 2000 compared to $2,882,205 during the nine months ending June 30, 1999. Uses of cash in the nine months ending June 30, 2000 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the nine months ended June 30, 2000, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $696,253 during this period.

Cash provided by financing activities was $2,863,328 during the nine months ending June 30, 2000 compared to $14,541,934 during the nine months ended June 30, 1999. Cash provided by financing activities during the nine months ending June 30, 2000 consisted primarily of the exercise of employee options and issuance of note payables.

Net Operating Loss Carryforward

The Company's net operating loss carryforward expires beginning in the year 2013. The issuance of additional equity securities, together with the Company's public offering, and certain potential financing arrangements, could result in an ownership change and thus could limit our use of the Company's prior net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in periods prior to the most recent four quarters.

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

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The new rules are effective for both interim and annual financial statements for the periods ending after June 15, 1997. SFAS No. 128 supersedes APB No. 15 to conform earnings per share with international standards as well as to simplify the complexity of the computation under APB No. 15. The previous primary earnings per share calculation is replaced with a basic earnings per share calculation. The basic earnings per share differs from the primary earnings per share calculation in that the basic earnings per share does not include any potentially dilutive securities. Fully dilutive earnings per share is replaced with diluted earnings per share and should be disclosed regardless of dilutive impact of basic earnings per share. Accordingly, we have adopted SFAS No. 128 effective September 30, 1999.

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

Forward Looking Statements

Certain statements contained in this report, including statements regarding the development of services and markets and future demand for services and other statements regarding matters that are not historical facts, discuss future expectations or other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. Factors that might cause a difference include, but are not limited to, customer trading activity, loss of one or more significant customers, changes in technology, issues involved in the launch of new or modified software programs, issues involved in acting as licensor for proprietary software, shifts in competitive patterns, ability to manage growth effectively, risks associated with acquisitions including integration risks, risks associated with strategic partnerships, various project-associated risks, substantial competition, general economic and securities markets conditions, risks associated with intellectual property rights, risks associated with international operations and other risk factors listed from time to time in the Company's filings and reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On April 20, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form SB-2 (Reg. No. 333-71783) [the "Registration Statement"] effective.

From the effective date of the Registration Statement through the date hereof, the Company (i) repaid indebtedness of approximately $776,800; (ii) used approximately $3,556,000 for leasehold improvements; (iii) used approximately $9,167,200 for equipment and software purchases. All of such payments were made to third parties, except for the repayment of indebtedness of $100,000 to the father of Eric Steinberg, an Executive Vice President of the Company.

Item 6. Exhibits and Reports on Form 8-K.

           (a) The following exhibits are filed as part of this report:

           None.

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2000


                             A. B. WATLEY GROUP INC

                                   By: /s/ Steven Malin
                                       ----------------------------
                                       Steven Malin
                                       Chairman and Chief Executive Officer

                                   By: /s/ Joseph M. Ramos, Jr.
                                       ----------------------------
                                       Joseph M. Ramos, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer