Form 10KSB
period 2000-09-30
A B WATLEY GROUP INC
filed 2000-12-29
CIK 1035632

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
                 (Name of small business issuer in its charter)

             Delaware                                 13-3911867
    -----------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

               40 Wall Street, New York, New York          10005
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 422-1100
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No //.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenues for the fiscal year ended September 30, 2000 were $42,752,654.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant on December 27, 2000 (computed by reference to the closing price of such stock on such date) was approximately $41,869,132. The number of shares of common stock, par value $.001 per share, outstanding as of December 18, 2000 was 8,823,090 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):

Yes / / No /X/

Forward Looking Statements: This Report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, services and prices, and other factors discussed in the company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

A.B. Watley Group Inc. provides direct-access trading capabilities and related software to both retail as well as corporate customers. As of September 30, 2000 we had approximately 11,000 retail customers. In August 2000 we began marketing our proprietary technology, which we call a Direct-access Vertical Exchange
(DAVE), to the brokerage and banking industries. These initiatives resulted in our recently announced licensing agreement with E*TRADE Group, Inc. Historically, revenues have been generated primarily from retail customer transactional fees. In the future, we anticipate augmenting that revenue with licensing and related fees from our corporate clients.

Direct-access trading technology provides customers with the opportunity to trade securities directly into various market centers, including exchanges and Electronic Communication Networks (ECNs) without the intervention of a broker. The absence of broker intervention is a key feature that differentiates us from most online brokers. Other features of our service include:

     o Integrated Product: real-time market data delivery and trade execution software

     o    Speed: Average trade execution is less than 5 five seconds

     o Market Transparency: Ability to view all market participants and market centers in real-time

Generally, direct-access results in better trade execution as well as lower transactional costs for the user.

Our services are delivered through DAVE, which is a combination of our proprietary: (a) order entry and trade processing and (b) data delivery engines. Today, customers can access DAVE through (i) UltimateTrader(R) II, our proprietary client-server direct-access software application and (ii) WatleyTrader, our proprietary web-based direct-access platform. In fiscal year 2001, we will add a voice recognition platform and a wireless application.

We believe our subsidiary, A.B. Watley, Inc., is one of the largest direct-access brokerage firms in the U.S. A.B. Watley, Inc. is a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. Through this unit we provide real-time online financial brokerage products and services to retail customers.

In September 2000 we began distributing our proprietary direct-access software product to our retail customers. Prior to this, we had licensed enabling software from third-party vendors. We anticipate that by January 2001, all of our retail customers will have migrated to our proprietary software. This change provides us with meaningful operating and financial benefits. For example, direct-access software licensing fees paid to third party vendors totaled approximately $14.4 million in fiscal 2000, representing approximately 27% of total operating expenses. We anticipate eliminating most of this expense by the second quarter of fiscal year 2001. Due to the implementation of our proprietary software, we will recognize additional expenses including the amortization of capitalized software of approximately $277,000 per month, and the recognition of software developers salaries as an expense, previously capitalized, of approximately $200,000 per month or $5,724,000 annually.

Of equal significance, we are leveraging our proprietary software development experience and products. We are fully prepared to provide these same large-scale technology solutions to corporate clients, primarily banks and brokerage firms. We recently launched the B-2-B Solutions Group. This group is responsible for marketing our technology and services to corporate clients. In this regard, on November 22, 2000 we signed a license agreement with E*TRADE Group, Inc. (See "Corporate Client Segment" for a further discussion of the E*TRADE license agreement). We are actively seeking additional B-2-B clients. In accordance with generally accepted accounting principles, software developed for internal use and subsequently marketed and licensed is accounted for as follows: the net proceeds received from such license are applied against the carrying amount of that software and no profit is recognized until the aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds are recognized in revenue as earned.


Industry Overview

Our industry has recently experienced a series of changes led by electronic and online commerce. These changes have created significant market opportunities for us along with other similar brokerage firms. Favorable market trends have resulted from (i) growing market acceptance of online brokerage services; (ii) pronounced market segmentation; (iii) a complementary regulatory environment; and (iv) disparity in the scalability and quality of competing trading technologies.

Growing Market Acceptance of Online Brokerage Services

Online trading is the fastest growing segment of the brokerage industry and is expected to continue to grow significantly. The evolution of the Internet has fundamentally changed the way in which many investors manage their financial affairs. The speed, convenience, choice, cost savings and information offered by the Internet as an investment tool has increasingly driven investor assets online. Forrester Research and IDC project that total U.S. assets managed online will increase from $325 billion at the end of 1998 to $3.1 trillion in 2003, a compound annual growth rate of 57%. During this five-year period, the number of online accounts is expected to grow to over 20 million, up from 5 million in 1998. Forrester and IDC also estimate that by 2003, 30% of all investors will invest online, up significantly from approximately 10% today. According to The Industry Standard, total online trades as a percent of total trading volume has grown from less than 1% to 14% within the last four years, and currently represents approximately 30% of total total average trading volume on NASDAQ and the NYSE.

Historically, individual investors accessed the financial markets through full-commission brokers, who offered investment advice and placed trades. With deregulation of brokerage commissions in 1975 and the resulting unbundling of brokerage services, investors began to realize that they could separate financial advisory services from securities trading. This brought about the advent and subsequent proliferation of discount brokerage firms, which provided an alternative investment approach by completing trades at a reduced cost.

The emergence of electronic brokerage services has provided investors with the ability to further unbundle services and costs typically charged by full-commission and traditional discount brokerage firms. By requiring personnel to handle each transaction, most traditional brokerage firms restrict client access to trading and information. Further, while full-commission and discount brokerage firms are able to offer electronic trading services, their continued reliance on personnel, branch offices and associated infrastructure prevents them from capturing the same operating efficiencies that are achievable by electronic trading.

The growth of discount brokerage firms and the increasing utilization of the Internet to access a wide range of financial services underscore a fundamental shift in market demographics. This shift has altered the way consumers manage their personal financial assets. Based on industry research reports and the rapid consumer acceptance of online transactions, we believe consumers are increasingly taking direct control over their personal financial affairs, not only because they are now able to do so, but also because they find it more convenient and less expensive than relying on financial intermediaries.


Pronounced Market Segmentation

As the brokerage industry has matured, market segmentation has become more pronounced. Segments within the industry are defined and identified based on a variety of demographic factors. One of these factors is customer trading activity. In July 2000, Robertson Stephens, Inc. stated in its Active Trading report that active traders (all accounts trading 30-plus times a quarter), represent approximately 54% of the 1.68 million average online daily trades yet only 6.3%, or 800,100 of approximately 12.7 million total online accounts. This translates into 910,000 trades per day from 800,100 accounts, or an average of 68 trades per account per quarter, versus the overall online industry average of 7 trades per quarter.

Since inception, we have targeted and served the most active 6.3% of trading clients in the U.S. It is our belief that this group also happens to be among the most profitable and historically under-served segment within the brokerage community. This active trading segment is our primary target market.

There has been an active trader segment in the U.S. for many years. Active trading is dependent upon the following core characteristics: (i) software quality; (ii) software reliability; and (iii) access to efficient liquid market centers. Until recently, access to that efficiency and liquidity was primarily limited to institutions. Direct-access broadens the availability to all investors. Moreover, this capability fuels the expansion of the active trader segment.

We are positioned to provide this market segment with some of the most sophisticated trading systems available. As recently as five years ago, a website that offered online trading technology was considered state-of-the-art. Today, our direct-access technology, featuring smart-order routing and split-second trade execution empowers all investors. Through our leadership and adherence to the direct-access model of speed and market transparency, we believe our business model is defining a new paradigm. While many of our competitors in the brokerage industry decide whether to adopt this leading edge technology or not, we have created and grown our business model based on three core elements that together represent the foundation of our trading platforms. These core elements are maximum liquidity, transparency and speed.



A Complementary Regulatory Environment

In 1996, the SEC adopted rules that brought sweeping changes to the structure of the over-the-counter market. These rule changes also brought potential benefits to our business and to our competitors. They also brought significant benefits to active trading clients. Known as "order handling rules", they allowed for the creation and operation of ECN's. ECN's are open broadcasting systems that allow anyone with a connection to the network to see all the bids and offers posted into the system for any Nasdaq traded security. The order handling rules require market makers to display certain limit orders in their quotations or to send those orders to an ECN for display. The increased regulatory emphasis on enforcing compliance with the duty of brokers to obtain the best execution for their clients has fostered the growing importance of ECN's, which provide an ever-increasing source of liquidity in the over-the-counter market.

Additional and more recent rule changes have facilitated the emergence of direct-access trading technology and business models offering such technology. The Securities and Exchange Commission is adopting two rules to improve public disclosure of order execution and routing practices. Under Rule 11Ac1-5, market centers that trade Nasdaq National Market System securities will be required to make available to the public monthly electronic reports that include uniform statistical measures of execution quality. Under Rule 11Ac1-6, broker-dealers that route customer orders in equity and option securities to certain destinations for execution will be required to make available on a quarterly basis reports that, among other things, identify the venues to which customer orders are routed for execution. In addition, broker-dealers will be required to disclose to customers, on request, the venues to which their individual orders were routed. By reporting execution activity, many expect that the brokerage industry, in particular order-handing, will become more transparent to the public. These rules are also intended to spur more vigorous competition among market participants to provide the best possible prices for investor orders.

In light of the new disclosure rules being adopted, many industry analysts feel that demand for direct-access execution capabilities and real-time market information will continue to grow and potentially grow at an increasing rate. We believe that these recent regulatory developments, coupled with the increased availability of real-time information, advances in the Internet and networking and communications technologies, have created significant investing opportunities for active traders and investors. These recent changes also represent significant market opportunities for online brokerage services.


Disparity in the Scalability and Quality of Competing Trading Technologies

The expansion of the online brokerage market has significantly impacted the financial markets. The development of direct-access and our DAVE technology represent the next wave of change. While the established online brokers have used the Internet to make more efficient the communication with investors, our proprietary direct-access technology allows investors to interact directly with markets. In our opinion, this interactive capability represents a fundamental change and will become the accepted standard in the financial markets.


Our direct-access platform is not only technologically advanced, but is also highly scalable (see "Technology Summary"). The combination of technology and scalability provides us with a competitive advantage versus the established online brokers as well as the smaller PC-based direct-access competitors. Many of the largest online brokers presently possess the scale to accommodate increased customer adoption; however, few currently own and/or offer a direct-access service. In addition, the PC-based direct-access brokers are at a competitive disadvantage because their existing capabilities lack the much-needed scalability. Our current technological architecture allows us to deliver a direct-access product efficiently to thousands, and potentially, hundreds of thousands of simultaneous highly active retail and institutional clients.


The Future of Direct-Access Trading Technology and DAVE

Our services are delivered through DAVE, which is a combination of our proprietary: (a) order entry and trade processing and (b) data delivery engines. Today, customers can access DAVE through (i) UltimateTrader(R) II, our proprietary client-server direct-access software application; and (ii) WatleyTrader, our proprietary web-based direct-access platform. In fiscal year 2001, we will add a voice recognition platform and a wireless application.

Benefits of our proprietary technology platform to us include significantly increased scalability, reliability and manageability. We also expect our technology platform to substantially increase operating margins by eliminating almost all third-party software licensing and data services fees and streamlining internal information management support.


State-of-the-Art Technology

In the latter part of 1998, we commenced a strategic upgrade of our entire technology platform in order to support an anticipated increase in demand for our direct-access online brokerage services. Since that time, we have developed and launched DAVE, our state-of-the-art trading and market data system. Our system is designed to accommodate substantial increases in both client demand and the regulatory requirements expected to result from decimalization, regulatory reporting changes and T+1 settlement. Our current implementation of leading-edge order entry and trade processing and data delivery technology ensures scalability, flexibility, reliability and manageability to accommodate the "next wave of change in the financial markets."


Features

Our technology model provides a number of significant and value-added benefits to active investors:

----------------------------------------------------------------------------------------------------------------------
A.B. Watley Technology Benefits for the retail market
----------------------------------------------------------------------------------------------------------------------
System Feature                             Client Benefits
--------------------------------------     ---------------------------------------------------------------------------
o    Direct Access to Exchanges & ECNs     o    Allows investors to execute independently of third party
                                                market makers for more efficient executions. Provides
                                                ability to act as "market maker" on par with institutional traders.

o    Superior Speed of Execution           o    Client-server order execution model substantially
                                                reduces time elapsed between investor order entry and
                                                receipt of order by exchange/ECN. Average order
                                                execution time for an OTC market order is 2-7 seconds.

o    Order Routing Discretion              o    Enables investors to actively determine venue for order
                                                execution among variety of alternatives (Island, Instinet, other ECNs, NASDAQ, specific market makers, NYSE DOT, our
                                                company block trade desk). Provides critical added ability to trade at the best price.

------------------------------------------ ---------------------------------------------------------------------------
o    NASDAQ Level II Data                  o    Enables access to complete range of bid/ask, volume and
                                                market depth for variety of execution markets.

------------------------------------------ ---------------------------------------------------------------------------
o    Realtime Data Analytics               o    Provides best available retail package of realtime,
                                                streaming market data, charts and technical analysis. This suite of content includes intraday charting, a variety of
                                                analytical studies (e.g., relative strength indicators, moving averages, moving average convergence divergence), time and sales, option quote chains, regional exchange quotes and news.

------------------------------------------ ---------------------------------------------------------------------------
o    High Utilization Capacity             o    Affords access to our company's technology platform by
                                                entire client base on simultaneous basis. Critical given
                                                consistent high level of concurrent utilization and spikes in utilization due to highly volatile market movements and shifts in market liquidity.

------------------------------------------ ---------------------------------------------------------------------------

Technology Summary

The DAVE system architecture incorporates a Sun Solaris UNIX server platform with BEA System's Tuxedo middleware. The database system runs on an Oracle Parallel Server in conjunction with Objectivity software for database object management. Through a combination of these components and proprietary business logic, the OETP (Order Entry and Trade Processing) component system provides a leading-edge platform to handle vast numbers of users engaged in high-volume direct-access trading. The DD (Data

Delivery) component system also utilizes a Sun Solaris UNIX platform together with Vitria Communicator middleware. For database management, the DD system utilizes an Oracle database system for relational data and Objectivity software for database object management.

-------------------------------------------------------------------------------
The DAVE: Open/Distributed Enterprise Architecture
-------------------------------------------------------------------------------

Ultimate Trader                                            Internet                                               B2B Partner
     Client                                                Intranet
                                                                                                                    3rd Party
   Web Client                                              Multiple                                                Application
   Oracle OAS                                             Redundant
                                                         Connections

                                                                               DATA DELIVERY SYSTEM                   Oracle
    Oracle            ORDER ENTRY AND TRADE PROCESSING                                                               Database
   Database                                                           Tuxedo Transaction Monitor Middleware
                   Tuxedo Transaction Monitor Middleware               Vitria Publish/Subscribe Middleware         Objectivity
 Objectivity        Vitria Publish/Subscribe Middleware                                                              Database
   Database                                                                 Multiple Sun E4500 Servers
                         Multiple Sum E4500 Servers
                                                                         Internet Co-location Facilities
                          A.B. Watley Data Centers                               (UUNet, Globix)
                             (New York, Dallas)

                    Service Bureau     Exchange Interfaces                           Market Data
                     Back Office          NYSE, NASDAQ,                           PC Quote, NASDAQ,
                                         ECN, Order Desk                              NYSE, OPRA


Highly Scalable and Cost Efficient UNIX-based trading system

Our newly upgraded platform has been developed to run on UNIX computing platforms, offering the benefit of unparalleled expansion and scalability. This in turn allows for the ready "cloning" of the technology platform with minimum modification and cost to accommodate a substantial increase in customer demand. UNIX also contributes significantly to the efficiency of the platform by providing superior processing capacity and thereby requiring fewer servers to process trading activity. Fewer UNIX servers also imply lower server-related maintenance costs relative to NT servers.

System scalability has also been enhanced by the utilization of a massive parallel processing (MPP) architecture design. By managing transaction processing on a "stateless" basis, our system enables increased processing power in proportion to the addition of hardware. This increased processing power becomes vital as securities regulations drive the move to decimalization (expected to increase market data volume by two to three times) and T+1 settlement (necessitating realtime order entries to back-end or service bureau mainframes).


Open/Distributed Enterprise Architecture Highly Flexible

Both the OETP and DD systems utilize the C++/Java programming paradigm in connection with object oriented application development and iterative development cycles. As a result, the primary software components utilized in both systems can be readily modified for future upgrades and projects. By adopting an open architecture approach, moreover, our system may integrate different protocols, application programming interfaces, third party applications, operating systems and hardware without disrupting the enterprise infrastructure.

The open architecture approach will also enable us to more easily integrate the trading system with third party software developer applications, thereby providing built-in potential scalability to alternative distribution channels controlled by third parties. Discussions with one technical analysis software vendor to this effect have already been initiated.


Middle and Back-office Architecture Highly Fault Tolerant

The middle office platform provides superior reliability by employing transaction process monitoring that incorporates a "handshake" confirmation for each piece of data sent to an end user or between servers, databases and applications. In addition, effective recovery ability is provided through the storage of information in the database prior to the transmission of any message, data or transaction coupled with the ability to recall this data and restart transactions.

The back-office database platform reinforces the tolerance of the system by incorporating four Objectivity databases (one primary and one hot standby in each data center) and an Oracle Parallel Server utilizing data replication, thus providing complete remote backup of all database services. In this way, the architecture can switch to the hot standby system and the alternative data center in the event of any failure of the primary system.


System Reduces Cost of Market Data Delivery

We believe we are well positioned to capture a significant share of the market for these services and benefit in several ways. First, we expect to capture operating efficiencies that were unavailable to us in the past. With a proprietary platform, we will lower or eliminate costs that we historically associated with data and software vendors. At present, every client using vendor supplied software costs us approximately $227.50 in data and software costs per month. When we complete the migration of our client base to our proprietary platform, we expect such costs to be reduced to approximately $13 per client per month. The proprietary software and associated scale economies will allow us to be one of the lowest cost providers of integrated real-time streaming market data. We expect significant business-to-business (B-2-B) opportunities, primarily through licensing agreements, to emerge from this capability. In addition, we are presently developing an in-house clearing business that is expected to assist greatly in the transition of our business model from one that is largely variable in its cost structure to one that is largely fixed in its cost structure.

The enhanced technology platform eliminates much of the effective cost of large-scale data delivery by employing a "publish and subscribe" delivery method that makes all market data available to all investors on an "as needed" basis. Unlike request-reply processing, publish-subscribe is "decoupled", allowing for asynchronous, anonymous and immediate communication without complicated administrative overhead. In conjunction with our proprietary compression methodology, this approach (i) ensures our ability to cope with surges in real-time market data demand as the industry moves towards decimalization; and
(ii) significantly reduces both the complexity of application code and the bandwidth and hardware required for market data delivery. The enhanced scalability of the Sun server platform further reduces the cost of data delivery by markedly reducing the number of servers required to support a large number of investors simultaneously receiving realtime information.

Furthermore, the new platform is capable of employing IP Multicasting and thus can generate additional savings as the major Internet carriers deploy multicast enabled networks. By employing IP Multicasting, the system can "broadcast" all quotes while users subscribe to these quotes as needed - enabling information delivery to be scaled to a nearly unlimited number of subscribers. This in turn leads to another significant decrease in the bandwidth and in the number of servers required to distribute market data to our clients.


Architecture Allows for Efficient Administration

Our system incorporates a highly effective system administration function that provides a complete window on the entire Information Technology (IT) platform, thereby allowing system administrators to work proactively to solve system problems before service may be affected. This feature, in conjunction with the enhanced scalability of the Sun server platform, improves managerial control and efficiency by reducing systems administration staff requirements. Importantly, the remote administrative capabilities of the software enable us to utilize any variety of co-location facilities for further efficiencies and reliability.

Leading Technology Team

We presently maintain a dedicated in-house IT team with the expertise and resources necessary to fully develop, test, modify, maintain and administer a state-of-the-art online brokerage technology platform. Our technology team has been completely integrated into our business model from inception, and consists of 41 full-time IT professionals grouped into a development unit and a system administration unit. Our team is led by the former Director of IT Strategies for WorldCom. Also, several of our team members have gained experience with the U.S. Navy, Morgan Stanley Dean Witter, Goldman Sachs, American Airlines Sabre/Travelocity, EDS and State Farm Insurance.

Importantly, the IT group engages in the full-time development of technology designed to serve the active investor. As a result of its extensive experience, the technology team enjoys the accumulated expertise needed to customize and integrate requisite "best-of-class" components into a seamless and superior trading platform.

The technology group applies our accumulated expertise through a uniform object oriented analysis and design methodology called Rational Unified Process
(RUP). When working in a RUP environment, detailed documentation is written for all iterations of the software development process. By strictly adhering to the RUP methodology for software development, we beliieve our investment in proprietary technology development is protected from poor requirements gathering, "feature creep" and employee turnover. In addition, we usually benefit from faster development cycles and lower maintenance costs.

Targeted Marketing Strategy for Both Retail and Business-to-Business Clients

Our marketing strategy is to simultaneously target the active trading segment of the retail customer universe and corporate clients within the banking and brokerage communities.


Active Trading Segment

In July 2000, Robertson Stephens stated in their Active Trading report that the active trader market (all accounts trading 30-plus times a quarter), represents 54% of the 1.68 million average online daily trades but only 6.3%, or 800,100, of the 12.7 million total online accounts. This translates into 910,000 trades per day from 800,100 accounts. Based on these findings, we presently have a market share of less than 1% of the active trader segment.

Because very few firms have the technology and products to address this target market, we feel that customer procurement in this market segment is still at a very early stage. In short, we are confident that highly targeted advertising will help increase our market share. Our cost per new account has consistently averaged approximately $890, while revenue per client has averaged $2,900 per year. We are committed to not only keeping our yield per new account above industry averages, but believe the opportunity exists for margin expansion and increasing yields. We intend to continue our targeted marketing efforts in three selected mediums: (i) newspaper (Investors Business Daily); (ii) television
(CNBC); and (iii) industry tradeshows.

We fully intend to continue to target active retail traders and other active investors. It is our contention that our direct-access product offering is well positioned to satisfy this "premium" market segment. We have established a very good reputation as a market leader for direct-access trading platforms and believe we are well positioned to benefit from both increased market demand and by owning a superior product and service offering.

Corporate Client Segment

Presently there are approximately 800,100 online trading retail customers making an average of 910,000 trades per day. These 800,100 active traders represent about 6.3% of the entire market population. These active traders currently reside at approximately 150 different competing brokerage firms. Besides marketing directly to these customers, we expect to acquire clients through strategic B-2-B alliances. Through these alliances we anticipate licensing our products and services on a private-label or co-branded basis. Our alliance partners will be responsible for marketing our products to their customers. We believe we possess significant advantages over competitors. These advantages include:

o    Scalable and cost-efficient UNIX based architecture

o    Highly flexible and adaptable system, allowing ease of client integration

o Proven software development support team, allowing for customized and differentiated products

o    Cost-efficient product delivery

Based upon our experience to date, the development of an effective, scalable direct access trading system is not only time consuming, but also expensive. This is further evidenced by a competitor's recent experience. Charles Schwab & Co., Inc. recently acquired a PC-based direct access provider. Soon after the acquisition was completed, Schwab stated that it would require 12-18 months to fully integrate the systems. We believe our enterprise architecture and end-to-end solution provision strategy is fully capable of delivering a private label or co-branded product to larger brokerage firms more efficiently.

Consistent with these competitive advantages, we recently entered into a license agreement with E*TRADE Group Inc. Under the terms of this agreement, we will provide a portion of our technology to E*TRADE who will in turn offer it to its customers under the E*TRADE brand name. Based upon E*TRADE successfully marketing and migrating their customers to our product, this agreement represents the potential for us to earn up to $3 million per month in additional revenue over a three-year period depending upon the number of customers E*TRADE places into service. We believe there are other companies like E*TRADE who will be drawn to our products and technology.

In addition to large brokerage firms and banks, we intend to market our products and services to the broader day-trading small order execution system (SOES) industry. This universe of potential clients is continuously and actively seeking to reduce costs and provide better service to their customers.

A four-person B-2-B team spearheads our B-2-B strategy. This team has been soliciting interest from the broad brokerage market and promoting our integrated direct-access platform technology. In addition, we have recently commenced servicing foreign institutions by providing them and their clients with electronic execution services for transactions in the U.S. securities markets. At this time, we are actively pursuing a number of additional licensing relationships that may provide us with a global presence.


Retail Product and Feature Set Matrix

We currently offer clients and business partners access to DAVE through two primary access points: (i) software (UltimateTrader(R) II ("UT II")); and (ii) web-based (WatleyTrader ("WT")). In fiscal year 2001, we will add (i) a wireless application ("WAP"); and (ii) a voice recognition platform ("IVR"). The following table illustrates the feature sets of each access point:

Product Access Points: ............................................UT II      WT       WAP       IVR

FREE Realtime Level II Data .......................................X          X                  X
Quick buy and sell buttons with auto routing.......................X          X        X         X
Detailed status report on each order entered.......................X          X        X         X
Compatibility with MAC OS X........................................X                             X
All activity and account information...............................X          X        X         X
Links to historical P&L............................................X          X        X         X
Dynamic Updating Quotations........................................X          X                  X
Unlimited Customized Pages.........................................X                             X
Realtime Purchasing Power..........................................X          X        X         X
Minder View Portfolio Minder.......................................X          X                  X
Position Minder....................................................X          X                  X
Scrolling Tickers..................................................X          X                  X
Alarms.............................................................X          X        X         X
Quick Quotes.......................................................X          X        X         X
Hot Keys...........................................................X          X                  X
Charts with Technical Studies......................................X                             X
Color Coded Market Maker Screens...................................X          X                  X
Time and Sales.....................................................X          X                  X
Pre-Market Open and Post-Market Close Trading......................X          X        X         X

Flagship Direct-access Product: UltimateTrader II

UltimateTrader II is our flagship and premium-level direct-access product. It provides the user with the following feature set:

> FREE Realtime Level II Data - continuously updated display of market maker and electronic communication network current prices and changes.

> Color Coded NASDAQ Market Maker Screens - designed to visually display, by a special color in the screen, upward and downward trends in recent trades in a security.

> Charts with Technical Studies - allows clients to view live, dynamically updating, realtime intraday chart data and historical information for stocks, option or indices.

> Time and Sales - reflects last and cumulative trades, prices and aggregate daily volume in a security.

> Pre-Market Open and Post-Market Close Trading - access to trading during both pre-market open (8:00 AM EST to 9:30 AM EST), and post-market close (4:00 PM EST to 5:00 PM EST) hours.

> Auto routing - Quick buy and sell buttons with the ability to execute/ cancel trades with a simple keystroke.

> Detailed status report on each order entered - extensive review and order notification including date stamp, quantity, average price, market participant and user ID.

> Compatibility with MAC OS X - proprietary data delivery and execution platform deliverable through the Macintosh OS X operating system.

> All activity and account information - a detailed breakdown of order status, historical trade information and real time positions, buying power and realized P&L.

> Links to historical P&L - the ability to see all realized profit and losses.

> Dynamic Updating Quotations - displays real time changes in prices and markets as they occur.

> Unlimited Customized Pages and screen real estate - allows clients to create computer screen layouts to their preference with their data and to scroll freely among these pages.

> Realtime Purchasing Power - allows clients to view current buying power, the value of the account as of the trading day's business morning.

> Portfolio Minder - used to create computer windows with comprehensive price and other data relating to a number of different securities.

>    Position Screen - displays existing open positions.

> Scrolling Tickers - displays price and trading volume information for the symbols that a client chooses on a live basis. The quotes will move through the ticker window as the server receives them.

> Alarms - alerts clients by an audio or visual pop-up when target criteria have been met for a specified security.

> Minder View- a fully configurable quote screen that can display virtually any information about the security selected.

>    Hot Keys - the ability to execute/cancel trades with a simple keystroke.

Additional Brokerage Services

In addition to the features listed above, we offer our clients a full range of services through third-party relationships. These include: Managed Asset Plan, Unlimited Checkwriting, Visa Gold Card Services, and Automatic MAP Deposit. Customers also have access to over 5,000 mutual funds. We also offer a full suite of research tools including access to Briefing.com, Zacks earnings estimates and EO enabled vertical portals that gives a professional single point of access to industry-focused content on the web.


Client Services

Client services for all levels of our online service, including trading, administrative, and technical support, are among our highest priorities. Based on our experience in the industry and based on client feedback, providing an effective client service team to handle client needs is critical to our success. Our Client Service department helps clients get online, handles product and services inquiries and addresses all brokerage and technical questions. The Client Service department also conducts various surveys to verify the satisfaction of our clients and to learn more about client preferences and requirements.

We provide live client support from Monday through Friday between the hours of 8:00 AM and 8:00 PM EST. Our client services department operates on a one-stop shopping basis, meaning that clients do not typically have to be transferred between departments to receive answers to their inquiries. We currently employ 45 Client Services personnel (inclusive of management), all of whom are registered representatives and are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support. A separate technical support team helps clients with particularly serious or persistent technical issues.

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

During the second quarter of fiscal year 1999, we launched online support and chat services for our clients. This service currently offers an online, indexed UltimateTrader(R) user manual and chat area. The chat area offers clients the ability to query and chat with Client Services associates in realtime. Our goal with respect to the provision of online support and chat services is to create a sense of virtual community among prospective and existing clients and between our company and our clients. We are planning to upgrade our online support capabilities through a recently acquired online chat support software package.

We have created a VIP client services team to service our most active online clients. By providing client support for all issues on an account manager basis, we intend for the VIP team to offer much more individualized service on a prioritized basis. By providing highly prioritized, personalized and professional client support, especially for our niche market high volume clients, we will further differentiate our products and services from those of our competitors.


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


Operations, Clearing and Order Processing

We do not hold client funds or securities, nor do we generally execute and process directly either our own or our clients' securities transactions. Since October 1996, we have cleared all transactions for clients, on a fully disclosed basis, with Penson Financial Services, Inc. for retail accounts and Weiss, Peck & Greer, L.L.C. for institutional accounts.

Our agreement with such clearing brokers provide that the clearing brokers process all securities transactions for our account and the accounts of our clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify and hold the clearing brokers harmless from certain liabilities or claims, including claims arising from the transactions of our clients, which could be material in amount. Our clearing agreements may be terminated by either party, upon 60 days' written notice for Penson Financial Services, Inc., and 30 days prior written notice for Weiss, Peck & Greer, L.L.C. We depend on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. By engaging the processing services of clearing brokers, however, we are exempt from certain reserve requirements imposed by federal laws.

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


Third-Market Institutional Sales Desk

Our third-market institutional sales and trading desk specializes in facilitating and/or executing large-block transactions in approximating 500 thinly traded equity securities. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous. We match buyers and sellers to execute off-exchange transactions, to minimize the impact on the market and prevent our client's positions from being disclosed to competing firms. Our third-market institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund managers. Approximately 19% of our revenues for our fiscal year ended September 30, 2000 were derived from the institutional trading desk. We hope to significantly leverage our institutional market presence in the future when we begin to create electronic, complementary products and services for this market place.



Investment Considerations and Risk Factors

Although we are optimistic that we will be able to continue our substantial growth and strengthen our position in the online and electronic trading of securities, we also acknowledge that our business and this industry in general are subject to a number of risks and uncertainties which could adversely affect future results. Among these are:

1. Competition In The Online And Electronic Brokerage Business Is Increasing. Not only are we faced with competing with the traditional electronic trading firms, such as E*Trade and E-Schwab, as well as smaller sized competitors, but we are also faced with the entry of new firms, including traditional brokerage firms such as Merrill Lynch, and the emergence of giants, such as Goldman Sachs & Co., as a sponsor or joint venturer of e-commerce brokerage firms and electronic communications networks. We will continue to compete based upon what we perceive as the excellence of our trading systems, the skills of our customer service personnel, the breadth of information and other services provided, attractive pricing of our services and maintenance and upgrade of our technology. Although added competition has also served to increase the overall market for this type of brokerage service, the increased competition also places more pressure on us in our competitive efforts, including a need to increase our marketing efforts, which is already underway.

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

6. Downturns in the Securities Industry Could Adversely Affect Our Business. A significant portion of our revenues in recent years has been from online brokerage commissions and related services. Downturns in the securities industry and markets could adversely affect our business, financial condition and operating results.

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

Marketing and Advertising

We are marketing UltimateTrader by targeting active traders through print, online, television, radio and other modes. We have also conducted surveys of our existing client base to understand their media consuming habits and demographics profiles to effectively target our advertising campaign. We have implemented a comprehensive marketing plan to attract potential clients, as well as build market awareness, educate the investing public and develop brand name recognition and loyalty within the most active trading segment of the market. Our advertising efforts include advertisements in financial publications and various other regional and national publications that have demographics similar to our target market. In the last ten months, we have emphasized advertising and promoting UltimateTrader through television commercials, primarily on CNBC and have therefore significantly increased our marketing expense. We may seek to advertise and promote UtimateTrader through Internet website and banner advertisements and television commercials. We also plan to broaden our presence on the Internet through various partnerships, sponsorships and co-branding efforts such as our agreement with U-Cool, an Internet community site that has over 150,000 subscribers and 10 million unique monthly visitors. Our strong rankings in various industry surveys have provided us with extremely valuable publicity. We will continue to make investments in our online services and offerings to maintain and even strengthen these rankings.


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

We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Group, Inc.; Charles Schwab & Co., Inc.; Quick & Reilly, Inc.; Waterhouse Securities, Inc.; Fidelity Brokerage Services, Inc. and Datek Securities Corp. We also face competition for clients from full commission brokerage firms, including Merrill Lynch & Co., Inc.; Morgan Stanley Dean Witter & Co.; PaineWebber Incorporated; and Salomon Smith Barney, as well as financial institutions and mutual funds.

Securities Regulation

Our Watley subsidiary is a broker-dealer registered with the SEC and NASD and is licensed as a broker-dealer in 49 states.

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

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the recent increase in the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If we fail to comply with any laws, rules or regulations we could be censured, fined, issued a cease-and-desist order or Watley or our officers and employees could be suspended or expelled.

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

As of September 30, 2000, Watley was required to maintain minimum net capital, in accordance with SEC rules, of approximately $314,169 and had total net capital of $1,627,920 or approximately $1,313,751 in excess of minimum net capital requirements.

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

Research and Development

During the years ended September 30, 2000 and 1999, we spent approximately $5,000,000 and $6,000,000, respectively, for software development. These software development efforts are related to enhancing the operational capabilities of our trading systems.

We completed a major project in August 2000. These software development efforts are related to the creation of proprietary direct access online trading and market information software. The software development efforts will allow us to transition our UltimateTrader and WatleyTrader customers from vendor software to our proprietary software. This is expected to reduce our operating costs by approximately $1,200,000 per month beginning in the second quarter of fiscal 2001. As of December 14, 2000, we have transitioned approximately 3,400 UltimateTrader customers on to our proprietary software reducing our costs to outside vendors by approximately $816,000 per month. Effective September 2000, we began amortizing approximately $10 million of capitalized software development costs over a three year period or approximately $277,000 per month.


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

Personnel

As of December 1, 2000, we employed a total of 144 persons, of whom 8 are engaged in executive management, 24 in trading activities, 41 in information technology, 28 in client service, 6 in sales and marketing, 19 clerical and back office personnel, as well as 14 other employees. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal offices are located at 40 Wall Street, New York, New York, where we occupy approximately 43,000 square feet at an annual cost of approximately $1,400,000, or $116,000 per month, plus escalations. The initial term of the lease for such office space expires in June 2009. We also occupy approximately 16,000 square feet at an annual cost of $204,000 in Allen, Texas. The initial term of the lease for such space expires in June 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Trading in our company's shares of common stock presently takes place on the NASDAQ National Market under the symbol ABWG.

     The following table sets forth the range of high and low sales prices for our company's common stock since April 20, 1999, the date we completed our initial public offering:

     Fiscal 1999:                                    High            Low
     ------------                                    ----            ---
             4/20/99 - 6/30/99                      $23.25         $10.375

             7/01/99 - 9/30/99                      $15.62          $8.375

     Fiscal 2000:                                    High            Low
     ------------                                    ----            ---
             10/1/99 - 12/31/99                     $14.25          $9.4375

             1/01/00 - 3/31/00                      $28.25          $9.75

             4/01/00 - 6/30/00                      $27.50         $15.25

             7/01/00 - 9/30/00                      $26.9375        $9.00


     (b) The number of holders of our company's common stock was approximately 109 on December 1, 2000, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

     (c) Our company has not paid a cash dividend since inception.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Fiscal year ended September 30, 2000 compared to fiscal year ended September 30, 1999

Total revenues for fiscal 2000 were $42,752,654, an increase of 103.7%, as compared to revenues of $20,987,613 for fiscal 1999. Revenues from commissions increased by $16,769,335, or 103.5%, from $16,198,858 for fiscal 1999 to
$32,968,193 for fiscal 2000 due primarily to the significantly increased number of online trades executed as well as due to the growth in our third-market institutional sales division. During fiscal 2000, our company's online brokerage division had total billed transactions of 1,509,448 and average billed transactions of 5,966 per day, an increase of 129.1% compared to an average daily billed transaction rate of 2,604 per day during fiscal 1999 totaling 656,217 billed transactions. Data service revenues increased by $375,273, or 22.9%, from $1,640,123 for fiscal 1999 to $2,015,396 for fiscal 2000 due to the increase in the number of online accounts. We experienced an increase in the number of online brokerage accounts from approximately 3,500 at September 30, 1999 to approximately 11,800 at September 30, 2000. We expect the number of accounts and corresponding revenue to increase during fiscal 2001 but the extent of these increases is dependent on market conditions and the relative success of our sales and marketing efforts. Revenues from principal transactions increased by $3,232,821, or 131.6%, from $2,456,874 for fiscal 1999 to $5,689,695 for fiscal 2000, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $685,578 for fiscal 1999 to $2,073,190 for fiscal 2000 due to the overall growth of our business.

As a result of the foregoing, net revenues increased by $21,668,727, or 105.0%, from $20,639,156 for fiscal 1999 to $42,307,883 for fiscal 2000. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

Interest expense increased from $333,457 for fiscal 1999 to $373,354 for fiscal 2000 as a result of increased borrowings.

Interest expense - related party increased by $56,417 as a result of additional borrowings of $3,500,000. These amounts were borrowed at various dates during fiscal 2000.

Total expenses increased by $30,613,336, or 144.2%, from $21,231,139 for fiscal 1999 to $51,844,475 for fiscal 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online trading accounts, such expenses increased by $12,637,811, or 158.6%, from $7,967,765 for fiscal 1999 to $20,605,576 for fiscal 2000. Employment compensation and related costs increased by $6,495,541, or 122.4%, from $5,306,590 for fiscal 1999 to $11,802,131 for fiscal 2000, largely due to the hiring of 95 new employees in the last quarter of fiscal year 1999, and an additional 50 employees throughout fiscal 2000. In addition, we added four senior managers and provided current employees raises and bonuses to stay competitive in the marketplace and retain key employees. Our company does not expect to increase our head count other than in our technology group. Communications expense increased by $641,260, or 51.9%, from $1,236,449 for fiscal 1999 to $1,877,709 for fiscal 2000 as a function of the growth in our online trading accounts. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist primarily of advertising costs to obtain new accounts, which have mostly been for online print and media advertising. These expenses increased by $6,552,828, or 325.0%, from $2,016,372 for fiscal 1999 to $8,569,200 for fiscal 2000 as we increased our planned advertising and promotional efforts. We do not anticipate these costs increasing but instead intend to reallocate our resources to those activities which have demonstrated the best results.

Professional services increased from $1,532,994 for fiscal 1999 to $1,726,598 for fiscal 2000 due to the general growth in our business. Occupancy and equipment costs increased by $2,764,785, or 145.0%, from $1,907,080 for fiscal 1999 to $4,671,865 for fiscal 2000, primarily due to the expansion of our offices by an additional 40,000 square feet in New York and Texas and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $962,766, or 154.9%, from $621,188 for fiscal 1999 to $1,583,954 for fiscal 2000 due to our overall growth. Other expenses increased by $364,741, or 56.8%, from $642,701 for fiscal 1999 to $1,007,442 for fiscal 2000 due to our overall growth.

The income tax provision increased from $32,494 for fiscal 1999 to $53,913 for fiscal 2000.

A loss of $256,386 was recorded as a result of our investments in an Israeli online broker/dealer, Insider Financial Services Online Ltd., and a technology company, Gale Technologies, Inc.

As a consequence of the foregoing, our operating loss increased from $591,983 for fiscal 1999, to a loss of $9,536,592 for fiscal 2000.


Fiscal year ended September 30, 1999 compared to fiscal year ended September 30, 1998

Total revenues for fiscal 1999 were $20,987,613, an increase of 130.1%, as compared to revenues of $9,119,268 for fiscal 1998. Revenues from commissions increased by $8,795,799, or 118.8%, from $7,403,059 for fiscal 1998 to
$16,198,858 for fiscal 1999 due primarily to the significantly increased number of online trades executed as well as due to the growth in our third-market institutional sales division. During fiscal 1999, the Company's online brokerage division had total billed transactions of 656,217 and average billed transactions of 2,604 per day, an increase of 310.7% compared to an average daily billed transaction rate of 634 per day during fiscal 1998 totaling 159,789 billed transactions. Data service revenues increased by $978,887, or 148.0%, from $661,236 for fiscal 1998 to $1,640,123 for fiscal 1999 due to the increase in the number of online accounts. We experienced an increase in the number of online brokerage accounts from approximately 900 at September 30, 1998 to approximately 3,500 at September 30, 1999. We expect the number of accounts and corresponding revenue to increase during fiscal 2000 but the extent of these increases is dependent on market conditions and the relative success of our sales and marketing efforts. Revenues from principal transactions increased by $1,554,985, or 172.4%, from $901,889 for fiscal 1998 to $2,456,874 for fiscal
1999, mainly as a function of the significantly higher volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $146,704 for fiscal 1998 to $685,578 for fiscal 1999.

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

Total expenses increased by $11,751,548, or 124.0%, from $9,479,591 for fiscal 1998 to $21,231,139 for fiscal 1999. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers and to software vendors who facilitate our clients' transactions. As a result of the large increase in the volume of business conducted by our online trading accounts, such expenses increased by $4,542,040, or 132.6%, from $3,425,725 for fiscal 1998 to $7,967,765 for fiscal 1999. Employment compensation and related costs increased by $3,058,627, or 136.1%, from $2,247,963 for fiscal 1998 to
$5,306,590 for fiscal 1999, largely due to the hiring of 95 new employees to service the growth in our client base. Communications expense increased by $479,058, or 63.3%, from $757,391 for fiscal 1998 to $1,236,449 for fiscal 1999 as a function of the growth in our online trading accounts. We expect that the foregoing expenses will continue to increase as we expand our client base.

Business development costs consist primarily of advertising costs to obtain new accounts, which have mostly been for print and media advertising. These expenses increased by $1,035,721, or 105.6%, from $980,651 for fiscal 1998 to $2,016,372 for fiscal 1999 as our company increased our planned advertising and promotional efforts. We anticipate that this percentage increase will accelerate and increase substantially in light of our plans to more aggressively market our services in an attempt to obtain additional accounts.

Professional services increased from $971,494 for fiscal 1998 to $1,532,994 for fiscal 1999 due to the general growth in our business. Occupancy and equipment costs increased by $1,462,911, or 329.3%, from $444,169 for fiscal 1998 to $1,907,080 for fiscal 1999, primarily due to the relocation of our offices to a new, 19,000 square foot facility and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $257,981, or 71%, from $363,207 for fiscal 1998 to $621,188 for fiscal 1999 for similar reasons. Other expenses increased by $353,710, or 122.4%, from $288,991 for fiscal 1998 to $642,701 for fiscal 1999 due to our overall growth.

The income tax provision increased from $12,765 for fiscal 1998 to $32,494 for fiscal 1999.

An extraordinary loss of $177,125 was recorded as a result of an early retirement of $500,000 of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125.

As a consequence of the foregoing, our operating results before extraordinary loss were essentially unchanged on a substantially higher volume of business after significant investments in infrastructure in fiscal 1999. We suffered a loss of $632,410 for fiscal 1998 as compared to a loss before extraordinary loss on early extinguishment of debt of $624,477 and a net loss of $801,602 for fiscal 1999.

Liquidity and Capital Resources

Prior to our initial public offering (IPO), our capital requirements exceeded our cash flow from operations as we built our business. Since the IPO, the proceeds from the IPO, the exercise of stock options and warrants of $3,241,993, the sale of $3,000,000 of stock through our equity line facility, loans from officers of our company of $3,500,000 and cash flow from operations have been able to satisfy our cash needs as we continued to build our business.

In January 1999, we obtained a $400,000 loan from New York Community Investment Company L.L.C. (NYCIC), bearing interest at an annual rate of 12%, payable monthly. In connection with this loan, we issued to the lender a $400,000 principal amount promissory note and warrants to purchase 140,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan. We are using these funds for marketing expenses and working capital.

In January 1999, we sold an aggregate of 221,500 shares of common stock to 12 investors in a private placement at a price of $4.80 per share for which we received aggregate net proceeds of approximately $1,050,000.

On April 23, 1999, we consummated our initial public offering of common stock. Our company sold 2,300,000 shares of common stock at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. We utilized approximately $776,800 for the repayment of outstanding notes payable of $500,000 to New York Small Business Venture Fund LLC and a

$250,000 promissory note, including any accrued interest on these same notes payable. We are using the proceeds of the IPO to expand our operations and finance our future working capital requirements.

Effective August 8, 2000, we entered into an agreement with an investment group providing us with an eighteen-month equity line of up to $48,000,000. The agreement allows us to draw down funds in exchange for equity. We are not obligated to take down any of the funds and pricing is based upon ninety four percent of the volume weighted average price of our common stock for the 22 days prior to each takedown. We have registered the securities to be sold to the investment group pursuant to the equity line facility for resale under the Securities Act of 1933. On September 6, 2000, we drew down $3,000,000 of the equity line, and issued 333,333 shares to the investment group and received net proceeds of $2,850,000.

During fiscal 2000 our company borrowed $3,500,000 from officers of our company at rates ranging from 7% to 10%, which loans mature in the next two years.

During the twelve months ended September 30, 2000, we spent approximately $5,000,000 for software development. We completed a major project in August 2000. These software development efforts are related to the creation of proprietary direct access online trading and market information software. The software development efforts will allow us to transition our UltimateTrader and WatleyTrader customers from vendor software to our proprietary software system which is expected to reduce our operating costs by approximately $1,200,000 per month beginning in the second quarter of fiscal 2001. Due to the implementation of our proprietary software, we will recognize additional expenses including the amortization of capitalized software of approximately $277,000 per month, and the recognition of software developers salaries as an expense, previously capitalized, of approximately $200,000 per month or $5,724,000 annually. As of December 14, 2000, we have transitioned approximately 3,400 UltimateTrader customers on to our proprietary software reducing our costs to outside vendors by approximately $816,000 per month.

Throughout fiscal 1999 and 2000, we have entered into various operating leases which are used to obtain computer equipment. In certain leases, we were required to deliver to the lender a letter of credit or cash deposits. In connection with such leases, we have granted the lender a security interest in all the equipment purchased. In addition, during fiscal 2000, our company purchased equipment and incurred capital lease obligations of $2,047,410.

As of September 30, 2000 and 1999, our company has notes payable of $1,455,794 and $2,035,445, respectively, to two vendors for the purchase of software licenses. The current value of the notes includes imputed interest totaling $221,697 and $127,533, respectively. The average effective interest rate on the notes approximates 8%. The notes are payable in installments over the next two years.

Cash used by operating activities during fiscal 2000 was $6,107,588. We had a net loss of $9,846,891 and an increase from other assets of $1,037,957, restricted cash of $17,679, securities owned of $176,780 and receivables from clearing brokers of $493,621, which was offset by an increase in accounts payable and accrued liabilities of $2,876,407, and other liabilities of $535,275, and non-cash items such as depreciation and amortization of $1,583,954, loss on investments of $256,386, and non-cash compensation/service costs of $94,697.

Cash used in investing activities was $8,960,548 during fiscal 2000. Uses of cash in fiscal 2000 related to purchases of equipment, software and leasehold improvements made in our new facility at 40 Wall Street as well as investments in Insider Financial Services Online Ltd. and Gale Technologies, Inc., offset by deferred rent incentives of $647,042. In addition to the cash used in investing activities during the year 2000, we accrued accounts payable relating to purchases of property and equipment of $625,870 during this period.

Cash provided by financing activities was $10,859,397 during fiscal 2000. Cash provided by financing activities during fiscal 2000 consisted primarily of proceeds from the sale of common stock in a private equity offering of 333,333 shares at an offering price of $9.00, employee exercised stock options of approximately $1,282,000, exercised warrants of approximately $1,960,000 and loans from officers of approximately $3,500,000 and proceeds from obligations under capital leases of approximately $2,047,000. We used a portion of these proceeds to pay approximately $485,487 in notes payable, and $257,852 to pay obligations on capital leases.

We had cash and cash equivalents of $9,298,822 as of September 30, 1999. Our operating activities used $25,189 of net cash. We had a net loss of $801,602 and an increase in other assets of $1,350,857, restricted cash of $513,753, securities owned of $109,863, and receivables from clearing brokers of $94,453, which was more than offset by depreciation and amortization of $626,187, non-cash amortization of option costs of $210,683, and an increase in accounts payable and accrued liabilities and other liabilities of $1,800,469. We used $6,123,595 of net cash in investing activities, consisting of property and equipment purchases and an investment in Gale Technologies, Inc. Financing activities provided $14,477,298 of net cash, consisting of approximately $14,364,000 from proceeds of our IPO and a private placement, and approximately $150,000 in notes payable.

Watley has outstanding an aggregate of $405,000 in the form of subordinated loans, under agreements approved by the NASD. These loans are included by Watley for purposes of computing its net capital under the SEC's net capital rules. These borrowings by Watley consist of:

     o    a $55,000 principal amount non-interest bearing loan; and

     o a $200,000 principal amount loan, bearing interest at an annual rate of 15% and a $150,000 principal amount loan bearing interest at an annual rate of 13%, from Mel Steinberg, father of Eric Steinberg, our Executive Vice President.

For each of the years ended September 30, 2000 and 1999, interest expense on these loans amounted to $42,000.

Watley is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital both as defined shall not exceed 15 to 1 under the SEC's net capital rule. Such rule also prohibits "equity capital", including the subordinated loans, from being withdrawn or cash dividends from being paid if Watley's net capital ratio would exceed 10 to 1 or if Watley would have less than its minimum required net capital. Accordingly, Watley's ability to repay the subordinated loans may be restricted under the net capital rule. At September 30, 2000, Watley had net capital of $1,627,920, which was $1,313,751 in excess of its minimum required net capital, and Watley's aggregate indebtedness to net capital ratio was 2.9 to 1.

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

Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for all the 1999, 1998 and 1997 stock option grants on the fair value method.

In fiscal 1999, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Under the new standard, our company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of our company's segments. Based on this approach, we have determined that we operate in one reporting segment.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The new standard is not expected to impact our company's financial position or statement of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. This standard is not expected to impact our company's financial position or statement of operations.

Year 2000 Issues

The financial markets were essentially unaffected by the issues regarding Y2K, reporting only a few minor technical problems. Our company and its counterparties were not adversely affected. However, we will continue monitoring our systems and those of our vendors to ensure that there is no material disruption to our operations due to Y2K issues.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by this Item are enumerated in Item 13 and are found following page 30 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors are as follows:


Name                        Age     Position
----                        ---     --------
Steven Malin                43      Chairman of the Board, Chief Executive Officer and Director
Robert Malin                35      Vice Chairman, President of A.B. Watley, Inc. and Director
Anthony G. Huston           37      President and Director
Eric Steinberg              35      Executive Vice President - Administration
Leon Ferguson               38      Executive Vice President and Chief Information Officer
Peter A. Wigger             54      Executive Vice President and Director of Operations
Joseph M. Ramos, Jr.        42      Executive Vice President and Chief Financial Officer
Elizabeth Chambers          38      Director
Mark Chambre                39      Director
Michael B. Kraines          37      Director
Stanley Weinstein           74      Director

Steven Malin. Steven Malin co-founded our company in May 1996 and has been our Chairman of the Board and Chief Executive Officer since inception. From August 1993 to December 1996, Mr. Malin served as a consultant to Watley. From 1987 to 1993, he was a Senior Foreign Exchange Options Broker for Tullett and Tokyo Forex, Inc., a global inter-bank money brokering firm with its primary offices located in London, New York and Tokyo. Mr. Malin attended the Fletcher School of Law and Diplomacy from 1982 to 1984. He received a bachelor of arts degree from Vassar College in 1980.

Robert Malin. Robert Malin is a co-founder of our company and has served as a director since inception. He has been associated with Watley since August 1993, initially as General Securities Principal and director of day-to-day operations and, most recently, serving as President. His earlier experience includes managing equity trading, client services and brokerage operations. Mr. Malin and Steven Malin are brothers.

Anthony G. Huston. Mr. Huston has been our President since September 2000 and has served as a director of our company since March 2000. From May 1996 to September 2000, he was Executive Vice President. From September 1995 to May 1996, Mr. Huston served as a consultant to Watley. From August 1988 to May 1995, he served as Vice President and Manager in the Foreign Exchange Options Department in the New York, Tokyo, and London offices of Tullett and Tokyo Forex, Inc. Mr. Huston received a bachelor of arts degree in asian studies and international relations from the University of Michigan in 1985. He attended New York University as a post graduate student in economics.

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

Peter A. Wigger. Mr. Wigger has been our Executive Vice President and Director of Operations since September 1999. From January 1997 to January 1999, he was Chairman and Chief Executive Officer of National Investor Services Corp., the clearing subsidiary of TD Waterhouse Securities Inc., an international broker-dealer. From October 1987 to December 1997, he was Executive Vice President and a member of the Waterhouse Securities Board of Directors. From July 1986 to October 1987, he was Senior Vice President and Director of Operations for Scotia Mcleod. From January 1970 to July 1986, Mr. Wigger was Vice President and Director of Operations for Richardson Greenfields Securities Inc.

Joseph M. Ramos, Jr. Mr. Ramos has been our Executive Vice President and Chief Financial Officer since October 2000. From June 1999 to October 2000 he was Senior Vice President and Chief Financial Officer. From March 1998 to June 1999, he was Chief Financial Officer of Nikko Securities Co., International, an international broker-dealer. He was also Controller with Nikko Securities Co., International from November 1997 to March 1998. From April 1997 to November 1997, he was Chief Financial Officer of Brunswick Securities Inc., an international broker-dealer. From September 1987 to February 1996, he served in various management positions at Cantor Fitzgerald Securities, a broker-dealer. His most recent position was Chief Financial Officer of their broker-dealer operations based in Los Angeles, California. From October 1982 to September 1987, he was on the audit staff of Deloitte & Touche, LLP, an international accounting firm. Mr. Ramos is a Certified Public Accountant, licensed in New York State. He received a bachelor of science degree in accounting from St. John's University in 1982.

Elizabeth Chambers. Ms. Chambers has served as director of our company since April 1999. Since October 1999, she has been Senior Vice President of Strategy and Business Development at the Reader's Digest Association. From August 1998 to October 1999, she was Vice President of Business Design and a member of the executive committee at the Reader's Digest Association. Ms. Chambers is also a member of the Board of Directors of the Reader's Digest Foundation. From September 1989 to August 1998, Ms. Chambers was with McKinsey & Company, where she was elected to partnership in June 1995. Ms. Chambers graduated from Stanford University with degrees in political science and economics, and holds an MBA from Harvard University.

Mark Chambre. Mr. Chambre has served as a director of our company since April 1999. Since June 1993, he has served as Senior Broker in the Yen Swaps Division of the Tokyo Forex Co., Inc. in Tokyo, Japan. From April 1988 to Mary 1993, Mr. Chambre served as Manager of the Tokyo Forex Co.'s Financial Futures Division. Mr. Chambre joined its parent company, Tullett and Tokyo, Inc., in New York in 1983. Mr. Chambre received a bachelor of arts degree from Drew University in 1982.

Michael B. Kraines. Mr. Kraines has served as a director of our company since March 2000. Since January 1999, he has been a director with the Financial Institutions Group of Wasserstein Perella & Co., Inc., an international investment bank. From Febuary 1995 to January 1999 he served as Vice President of Wasserstein Perella. In connection with this practice, he has advised companies in banking, finance, asset management and brokerage and mergers and acquisitions, among other things. Mr. Kraines graduated from Cornell University with a major in government in 1985 with distinction and Phi Beta Kappa. In 1988, he received a J.D. from Harvard Law School, graduating cum laude and serving as Notes Editor on the Harvard Journal on Legislation. Mr. Kraines also received an M.B.A. with a concentration in finance from The University of Chicago in 1992.

Stanley Weinstein. Mr. Weinstein has served as a director of our company since April 1999. He has been an independent corporate financial consultant since 1991. From 1960 to 1991 he served as a partner with Deloitte & Touche, LLP, an international accounting firm. Mr. Weinstein served for fifteen years as adjunct Associate Professor of Accounting at Pace University and co-authored the widely recognized SEC Compliance - Financial Reporting and Forms handbook. He received a bachelor of business administration degree in accounting from City College of New York in 1949. Since May 1995, he has served as a director of York Research Corp., a company engaged in the production and marketing of energy related products.

Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Compliance with Section 16(a) of the Exchange Act.

During the fiscal year ended September 30, 2000, based upon an examination of the public filings, all of our company's officers and directors timely filed reports on Forms 3 and 4, except for Mr. Ferguson who was late in reporting the acquisition of 175 shares for his individual retirement account.

Item 10. Executive Compensation.

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:


                           Summary Compensation Table

                                                                                                            Long Term
                                                        Annual Compensation                               Compensation
                                                        -------------------                               ------------
                                                                                                             Awards
Name and                                                                                                   Underlying
Principal Position                  Fiscal Year            Salary                  Bonus                Options/SARs(#)
------------------                  -----------            ------                  -----                ---------------
Steven Malin,                           2000               $110,000                $22,000                        0
Chairman and Chief                      1999                 93,075                 18,615                        0
Executive Officer

Anthony G. Huston                       2000                110,000                 22,000                        0
President                               1999                 72,887                 14,577                        0

Peter A. Wigger,                        2000                175,000                 50,000                        0
Executive Vice President and            1999                  6,731                      0                  150,000
Director of Operations

Harry Simpson,                          2000                 71,923                 16,500                        0
President and Chief                     1999                 99,736                 19,947                  200,000
Operating Officer (1)

Leon Ferguson,                          2000                100,000                 20,000                        0
Executive Vice President                1999                 86,769                 17,353                  150,000
and Chief Information
Officer

Joseph M. Ramos, Jr.                    2000                150,000                 30,000                   50,000
Executive Vice President and            1999                 37,500                      0                   10,000
Chief Financial Officer

Brett Vernick, Senior                   2000                 96,200                  7,500                        0
Vice President,                         1999                 90,426                 18,085                        0
Management Information
Services (2)


Employment Agreements

We have entered into a four-year employment agreement with Steven Malin and three-year employment agreements with Robert Malin, Anthony G. Huston, Eric Steinberg, Leon Ferguson and Joseph M. Ramos all of which are automatically renewable for additional one-year terms. The employment agreements provide for annual base compensation of $110,000, except for Mr. Ferguson ($100,000), Mr. Ramos ($150,000) and Mr. Wigger ($175,000). Each agreement provides for a bonus equal to 20% of their salaries, payable semi-annually except for Mr. Wigger ($50,000 paid annually), based upon certain revenue levels achieved by us, as may be approved by the board of directors or a committee of the board.

---------------
(1) Mr. Simpson ceased serving as President and Chief Operating Officer on May 15, 2000.

(2) Mr. Vernick ceased serving as Vice President, Management Information Services on September 15, 2000.

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

Directors' Compensation

All directors are reimbursed for their reasonable expenses incurred in attending meetings of the board of directors and its committees. Directors who are employees receive no additional compensation for service as members of the board of directors or committees. All of our non-employee directors are compensated annually for their services at $2,000 and granted non-qualified options to acquire 1,500 shares of our common stock at the end of each year of service.

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2000:

                                Individual Grants

                        Number of Securities       % of Total Options
                         Underlying Options       Granted to Employees
Name                        Granted (#)               in Fiscal Year          Exercise Price ($/sh)        Expiration Date
----                        -----------               --------------          ---------------------        ---------------
Steven Malin                    0                           n/a                        0                         n/a

Joseph M. Ramos, Jr.            10,000                      14%                        10.00                     October 27, 2009
                                40,000                                                 10.1875                   February 1, 2010

Anthony G.  Huston              0                           n/a                        0                         n/a

Harry Simpson                   0                           n/a                        0                         n/a

Leon Ferguson                   0                           n/a                        0                         n/a

Peter A. Wigger                 0                           n/a                        0                         n/a

Brett Vernick                   0                           n/a                        0                         n/a

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table contains information concerning (i) options exercised by executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2000 and (ii) the number and value, at September 30, 2000, of unexercised options held by executive officers named in the Summary Compensation Table:

                                                                  Number of Securities Underlying  Value of Unexercised In-the-Money
                          Shares Acquired                        Unexercised Options at FY-End (#)        Options at FY-End ($)
Name                      on Exercise (#)   Value Realized ($)     (Excisable/Unexercisable)         (Exercisable/Unexercisable)(1)
----                      ---------------   ------------------   --------------------------------- ---------------------------------

Steven Malin                        0              n/a                         0/0                                   0/0

Harry Simpson                    133,333        1,599,996                      0/0                                   0/0

Leon Ferguson                       0              n/a                     50,000/100,000                       137,500/275,000

Brett Vernick                      1,000          17,453                     149,000/0                            1,004,750/0

Anthony G. Huston                   0              n/a                         0/0                                   0/0

Joseph M. Ramos, Jr.                0              n/a                     2,500/57,500                              0/0

Peter A. Wigger                     0              n/a                       0/150,000                             0/9,000

(1) Fair market value of underlying securities (the closing price of the Company's common stock on the National Association of Securities Dealers Quotation System) at fiscal year end (September 30, 2000) minus the exercise price.

Stock Option Plans

On January 27, 1997, the board of directors and stockholders adopted our 1997 stock option plan, on March 16, 1998, our board of directors and stockholders adopted our 1998 stock option plan and on November 1, 1999 and March 14, 2000, the board of directors and stockholders, respectively, adopted our 1999 stock option plan. We have reserved 400,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1997 stock option plan and 800,000 shares of common stock for issuance upon exercise of options granted from time to time under each of the 1998 and 1999 stock option plans. The 1997, 1998 and 1999 stock option plans are intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under each of the stock option plans we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 1997 stock option plan is administered by a committee, appointed by our board of directors, consisting of from one to three directors. The 1998 and 1999 stock option plans are administered directly by our board of directors.

Subject to the provisions of each of the stock option plans, either the board or the committee will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under each of the stock option plans may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board or the committee, in its discretion, but in no event shall the exercise price of options granted under the 1997 or 1998 stock option plans be less than the fair market value of the shares of common stock on the date of grant. The exercise price may be payable in cash or, with the approval of the board or the committee, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under each of the plans will be subject to restrictions on sale or transfer.

As of September 30, 2000, we have granted options to purchase 1,385,350 shares of common stock under our stock options plans at an exercise price ranging from $2.00 to $23.50 per share. Of these options, options to purchase 524,000 shares have been granted to our officers and directors. All of the options granted to such officers and directors terminate on the ten year anniversary of their grant date.

On October 24, 2000, the board of directors, subject to stockholder approval to be sought at our annual meeting of stockholders to be held in March 2001, adopted our 2000 stock option plan. We have reserved 800,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2000 stock option plan. The 2000 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the 2000 stock option plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 2000 stock option plan will be administered directly by our board of directors.

Subject to the provisions of the 2000 stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the 2000 stock option plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options will be set by the board, in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under the 2000 stock option plan will be subject to restrictions on sale or transfer.

As of December 1, 2000 and subject to stockholder approval as described above, we have granted options to purchase 133,000 shares of common stock under the 2000 stock option plan at an exercise price of $8.00 per share. All of the options granted terminate on the ten year anniversary of their grant date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information known to us, as of December 1, 2000, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each of the executive officers named in the summary compensation table; and all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of A.B. Watley Group Inc., 40 Wall Street, New York, New York 10005.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 1, 2000 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 1, 2000 have been exercised and converted.

                                                Number of Shares           Percentage of Shares
Name and Address of Beneficial Owner            Beneficially Owned         Beneficially Owned
------------------------------------            ------------------         --------------------
Steven Malin                                        1,888,194                       21.4%
Linda Malin                                         1,001,200                       11.3
Robert Malin                                          850,000                        9.6
Anthony G. Huston                                     325,000                        3.7
Leon Ferguson                                         143,685                        1.6
Peter A. Wigger                                             0                          0
Joseph M. Ramos, Jr.                                    2,500                          0
Harry Simpson                                               0                          0
Brett Vernick                                         170,500                        1.9
Mark Chambre                                           56,500                         .6
Elizabeth Chambers                                      9,550                          0
Michael B. Kraines                                      1,500                          0
Stanley Weinstein                                       2,000                          0
All directors and executive officers as a
     group (13 persons)                             4,450,629                       49.2%


The number of shares beneficially owned by Steven, Linda and Robert Malin include shares held in irrevocable family and charitable trusts for which they are trustees. In addition, the number of shares held by Steven Malin includes shares held by a family partnership for which Steven Malin is the general partner.

The number of shares beneficially owned by Anthony G. Huston does not include 175,000 shares of common stock held by an irrevocable family trust of which Anthony G. Huston is a beneficiary.

The number of shares beneficially owned by Leon Ferguson includes 50,000 shares of common stock issuable upon exercise of currently exercisable options, 52,000 shares of common stock held by a trust of which Leon Ferguson is a trustee and a beneficiary and 175 shares of common stock held in an individual retirement account.

The number of shares beneficially owned by Peter A. Wigger does not include 150,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Brett Vernick includes 149,000 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by Joseph M. Ramos, Jr. includes 2,500 shares of common stock issuable upon exercise of currently exercisable options, but does not include 57,500 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Harry Simpson does not include 350,000 shares of common stock held in trusts of which Harry Simpson is the beneficiary.

The number of shares beneficially owned by Mark Chambre does not include 2,000 shares of common stock owned by his wife, as to which he disclaims beneficial ownership.

The number of shares beneficially owned by Michael B. Kraines includes 1,500 shares of common stock issuable upon exercise of currently exercisable options.

The number of shares beneficially owned by all of our officers and directors as a group includes 203,000 shares of common stock issuable upon exercise of currently exercisable options, but does not include 307,500 shares of common stock issuable upon exercise of options which are not currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In October 1994, Steven Malin, Chairman of the Board and Chief Executive Officer and a principal stockholder of our company, loaned Watley $55,000 on an interest free basis. The maturity date for this loan is October 31, 2000. The loan is subordinate to the prior payment by Watley in full of all other present and future creditors.

In October 1995, Mel Steinberg, the father of Eric Steinberg, an executive officer and principal stockholder of our company, loaned Watley $200,000 at an annual interest rate of 15%. Additionally, effective October 30, 1996, Mr. Steinberg loaned Watley $150,000 at an annual interest rate of 13%. The maturity date for each of the loans is October 31, 2000. Each of these loans are subordinate to the prior payment by Watley in full of all other present and future creditors.

On September 4, 1996, we loaned $100,000 to Robert Malin, President of Watley and a director and principal stockholder of our company. The loan bears interest at an annual rate of 6% and is due upon demand.

In January 1997, we acquired all of the issued and outstanding shares of Watley which were held by Steven Malin and Robert Malin. As consideration for the acquisition, we issued 425,000 shares of common stock to Robert Malin and 6,535 shares of common stock to Steven Malin. The aggregate value of the shares issued by us was $80,000.

In April 1997, we completed a private placement of 1,050,000 shares of our common stock for which we received net proceeds of $2,045,000. In connection with the private placement, Jonathan Priddle, a former officer of our company, purchased 25,000 shares at a price of $50,000 and Mark Chambre, a director of our company, purchased 37,500 shares at a price of $75,000. In addition, relatives of Anthony G. Huston and Eric Steinberg, each an executive officer and principal stockholder of our company, purchased an aggregate of 62,500 shares at an aggregate price of $125,000. All of these purchases were on the same terms and at the same price as the purchases made by the other investors in this private placement.

In May 1997, we sold computer hardware and related assets to Centennial Ventures, Inc., a broker-dealer of which Linda Malin, a principal stockholder of our company and the sister of Steven and Robert Malin, is an executive officer. As consideration for this sale, Centennial Ventures, Inc. delivered a promissory note in the principal amount of $39,860.75. The note is payable on demand, bears interest at an annual rate of 8% and is secured by all of the assets we sold to Centennial Ventures, Inc.

In February 1998, Mel Steinberg loaned us $100,000 at an interest rate of 8%. The loan is due in February 2001. As additional consideration for the loan, we granted Mr. Steinberg an option to purchase 14,286 shares of common stock for nominal consideration. Mr. Steinberg exercised the option in April 1999. We repaid the loan, including accrued interest, from the proceeds of the IPO.

On October 2, 1998, we entered into a loan agreement with New York Small Business Venture Fund LLC under which we borrowed $500,000 at an annual interest rate of 12%, repayable over 35 months, with payments of interest only in the first two years. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan, and six persons who are officers, directors and/or principal stockholders of our company guaranteed our obligations under this loan. We repaid this loan out of the proceeds of the IPO, which discharged the liability of the guarantors. Stanley Weinstein, a director of our company, received a $25,000 consulting fee from us in connection with the loan.

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

     o    Anthony G. Huston purchased 50,000 shares at a price of $240,000;

     o A trust naming Leon Ferguson and his wife as beneficiaries for which Mr. Ferguson is sole trustee purchased 52,000 shares at a price of $249,600; and

     o    Mark Chambre purchased 15,000 shares at a price of $72,000.

During fiscal year 2000, we borrowed $3,500,000 from officers and major stockholders. Such loans were comprised of (i) a $3,200,000 loan from Steven Malin; (ii) a $150,000 loan from a corporation controlled by Steven Malin; (iii) a $75,000 loan from a corporation controlled by Linda Malin; and (iv) a $75,000 loan from a corporation controlled by Eric Steinberg. The notes bear interest ranging from 7% to 10% maturing in two years from the effective date. On April 30, 2000, a subordinated borrowing of $125,000 from Steven Malin matured, however Mr. Malin continued to loan our company $125,000 at an interest rate of 12% with no stated maturity date.

We believe that prior transactions with our officers, directors and principal stockholders were on terms that were no less favorable than we could have obtained from unaffiliated third parties. All future transactions, including loans and advances, between us and our officers, directors and stockholders beneficially owning 5% or more of our outstanding voting securities, or their affiliates, will be for bona fide business purposes and on terms not less favorable to us than we could have obtained in arm's length transactions from unaffiliated third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1. Financial Statements:

          Consolidated Financial Statements of A.B. Watley Group Inc. and subsidiaries

Report of Independent Auditors

          Consolidated Statement of Financial Condition--Year ended September 30, 2000, Consolidated Statements of Operations--Years ended September 30, 2000 and 1999, Consolidated Statements of Changes in Stockholders' Equity--Years ended

          September 30, 2000 and 1999, Consolidated Statements of Cash Flows--Years ended September 30, 2000 and 1999, Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

           Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

3. Exhibits and Index:

Exhibit
  No.      Description
-------    -----------
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

10.16 Service Marketing Representative Agreement dated as of January 29, 1998 between S&P ComStock, Inc. and A.B. Watley, Inc.*

10.17 Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*

10.18 Security Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*

10.19 Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*


10.20      Loan Agreement dated January 28, 1999 between New York
           CommunityInvestment Company L.L.C., the Company and A.B. Watley,
           Inc.*

10.21 Promissory Note of the Company and A.B. Watley, Inc. dated January 28, 1999 issued to the New York Community Investment Company L.L.C.*

10.22 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and A.B. Watley, Inc.*

10.23 Security Agreement dated January 28, 1999 between New York Community Investment Company L.L.C. and the Company.*

10.24 Objectivity Master License and Support Agreement dated September 30, 1999 between Objectivity, Inc. and A.B. Watley Group Inc. **

10.25 Reseller Network License Order Form dated May 26, 1999 between Database Consultants Inc. and A.B. Watley Group Inc. **

10.26      1999 Stock Option Plan***

10.27 Employment Agreement dated as of June 18, 1999 between the Company and Joseph Ramos.

10.28 Employment Agreement dated as of September 1, 1999 between the Company and Peter Wigger.

23.2       Consent of Ernst & Young LLP, independent auditors.

99.27      Financial Data Schedule

* Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-71783) and hereby incorporated by reference herein.

** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999 and hereby incorporated by reference herein.


*** Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-35340) and hereby incorporated by reference herein.

(b)        Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                             A.B. Watley Group Inc.

                        Consolidated Financial Statements

                     Years Ended September 30, 2000 and 1999

                                    Contents

Report of Independent Auditors                                                                      F-2
Consolidated Statement of Financial Condition as of September 30, 2000                              F-3
Consolidated Statements of Operations for the Years Ended September 30, 2000 and 1999               F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
            September 30, 2000 and 1999                                                             F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2000 and 1999               F-6
Notes to Consolidated Financial Statements                                                          F-7

                         Report of Independent Auditors

To the Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the accompanying consolidated statement of financial condition of A.B. Watley Group Inc. (the "Company") as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.B. Watley Group Inc. as of September 30, 2000, and the consolidated results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP

New York, New York
November 22, 2000

                             A.B. Watley Group Inc.

                  Consolidated Statement of Financial Condition


                                                                                                      September 30, 2000
                                                                                                       -----------------
ASSETS

Cash and cash equivalents                                                                                   $5,090,083
Restricted cash                                                                                                531,432
Securities owned, at market value                                                                              391,161
Receivables from clearing brokers                                                                            1,119,909
Property and equipment, at cost, net of accumulated depreciation and amortization
     of $2,929,737                                                                                          18,523,320
Investments                                                                                                    728,614
Loan receivable from related party                                                                             128,071
Other assets                                                                                                 2,520,054
                                                                                                           -----------
Total assets                                                                                               $29,032,644
                                                                                                           ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:
     Subordinated borrowings                                                                                  $350,000
     Subordinated borrowings from officer                                                                       55,000
     Securities sold, not yet purchased, at market value                                                       180,993
     Notes payable to officers                                                                               3,625,000
     Notes payable, net of unamortized discount of $127,533                                                  1,728,261
     Bank loan                                                                                                   3,333
     Deferred rent incentives                                                                                1,399,554
     Accounts payable and accrued liabilities                                                                7,063,840
     Other liabilities                                                                                       2,448,877
                                                                                                           -----------
Total liabilities                                                                                           16,854,858
                                                                                                           -----------
Stockholders' equity:
Common stock, $.001 par value, 20,000,000
        authorized, 8,798,090 issued and outstanding                                                             8,798
     Additional paid-in capital                                                                             24,814,573
     Option costs, net                                                                                         (93,331)
     Accumulated deficit                                                                                   (12,552,254)
                                                                                                           ------------

Total stockholders' equity                                                                                  12,177,786
                                                                                                           -----------
Total liabilities and stockholders' equity                                                                 $29,032,644
                                                                                                           ===========


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                      Consolidated Statements of Operations

                                                                     Years ended
                                                                     -----------
                                                           September 30,           September 30,
                                                                2000                    1999
                                                                ----                    ----
Revenues:
Commissions                                                  $32,968,193            $16,198,858
Data service revenues                                          2,015,396              1,640,123
Principal transactions                                         5,689,695              2,456,874
Interest and other income                                      2,073,190                685,578
Interest income - related party                                    6,180                  6,180
                                                             -----------            -----------

Total revenues                                                42,752,654             20,987,613

Interest expense                                                 373,354                333,457
Interest expense - related party                                  71,417                 15,000
                                                             -----------            -----------
Net revenues                                                  42,307,883             20,639,156
                                                             -----------            -----------

Expenses:
Commissions, floor brokerage and clearing charges             20,605,576              7,967,765
Employee compensation and related costs                       11,802,131              5,306,590
Business development                                           8,569,200              2,016,372
Occupancy and equipment                                        4,671,865              1,907,080
Communications                                                 1,877,709              1,236,449
Professional fees                                              1,726,598              1,532,994
Depreciation and amortization                                  1,583,954                621,188
Other expenses                                                 1,007,442                642,701
                                                             -----------            -----------

Total expenses                                                51,844,475             21,231,139
                                                             -----------            -----------

Loss from operations                                          (9,536,592)              (591,983)

Loss on investments                                              256,386                   --
                                                             -----------            -----------

Loss before income tax and extraordinary loss on early
   extinguishment of debt                                     (9,792,978)              (591,983)

Income tax provision                                              53,913                 32,494
                                                             -----------            -----------

Loss before extraordinary loss on early extinguishment
   of debt                                                    (9,846,891)              (624,477)

Extraordinary loss on early extinguishment of debt                  --                 (177,125)
                                                             ------------             ----------
Net loss                                                     $(9,846,891)             $(801,602)
                                                             ============             ==========


Basic and diluted earnings before extraordinary item per
   common share                                                   ($1.21)                ($0.09)
                                                                  =======                =======

Basic and diluted earnings per common share                       ($1.21)                ($0.11)
                                                                  =======                =======


Weighted average shares outstanding  -  basic and diluted
                                                               8,122,393              7,136,434
                                                               =========              =========


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                         Common Stock Issued           Additional                  Subscriptions Receivable
                                         -------------------            Paid-in       Option       ------------------------
                                        Shares       Par Value          Capital     Costs, net       Shares         Amount
                                        ------       ---------          -------     ----------       ------         ------
Balance at October 1, 1998            5,137,500        $5,138           $3,758,333  $(100,292)       (250,011)     $(4,999)

Issuance of common stock, net         2,794,245         2,794           14,548,137         --         250,111        4,999

Issuance of non-employee stock
   options                                  --             --               24,029         --              --           --

Option costs, net                           --             --              331,250     (21,039)            --           --

Net loss                                    --             --                  --          --              --           --
                                      ---------        ------          -----------  ---------       ---------     --------
Balance at September 30, 1999         7,931,745        $7,932          $18,661,749  $(121,331)             --          $--

Issuance of common stock, net           866,345           866            6,091,127         --              --           --

Options costs, net                          --             --                  --      28,000              --           --

Net loss                                    --             --                  --          --              --           --

Other                                       --             --               61,697         --              --           --
                                      ---------        ------          -----------  ---------       ---------     --------

Balance at September 30, 2000         8,798,090        $8,798          $24,814,573   $(93,331)             --          $--
                                      =========        ======          ===========   =========             ==          ===


                                         Accumulated
                                           Deficit            Total
                                           -------            -----
Balance at October 1, 1998               $(1,903,761)       $1,754,419

Issuance of common stock, net                               14,555,930

Issuance of non-employee stock
   options                                       --             24,029

Option costs, net                                --            310,211

Net loss                                     (801,602)        (801,602)
                                          ------------     -----------

Balance at September 30, 1999             $(2,705,363)     $15,842,987
                                          ------------     -----------

Issuance of common stock, net                    --          6,091,993

Options costs, net                               --             28,000

Net loss                                   (9,846,891)      (9,846,891)

Other                                            --             61,697
                                          ------------     -----------

Balance at September 30, 2000            $(12,552,254)     $12,177,786
                                         =============     ===========


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                      Consolidated Statements of Cash Flows

                                                                                                   Years ended
                                                                                                   -----------
                                                                                       September 30,       September 30,
                                                                                            2000                 1999
                                                                                            ----                 ----
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                                                 $(9,846,891)           $(801,602)
Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                                          1,583,954              626,187
    Non-cash compensation/service costs                                                       94,697              210,683
    Loss on early extinguishment of debt                                                          --              177,125
    Loss on investments                                                                      256,386
    Changes in assets and liabilities:
        Increase in operating assets:
             Restricted cash                                                                 (17,679)            (513,753)
             Securities owned                                                               (176,780)            (109,863)
             Receivables from clearing brokers                                              (493,621)             (94,453)
             Loans receivable from related party                                              (6,180)              (6,180)
             Other assets                                                                 (1,037,957)          (1,350,857)
        Increase in operating liabilities:
             Securities sold, not yet purchased                                              124,801               37,055
             Accounts payable and accrued liabilities                                      2,876,407            1,552,517
             Other liabilities                                                               535,275              247,952
                                                                                         -----------           ----------

Net cash used in operating activities                                                     (6,107,588)             (25,189)
                                                                                         -----------           ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment, net                                                  (8,732,590)          (6,013,595)
Investments                                                                                 (875,000)            (110,000)
Deferred rent incentives                                                                     647,042                   --
                                                                                         -----------           ----------

Net cash used in investing activities                                                    (8,960,548)           (6,123,595)
                                                                                         -----------           ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of common stock, net                                                   2,850,000            14,364,798
Proceeds from exercised stock options                                                     1,281,993                 2,500
Proceeds from exercised stock warrants                                                    1,960,000                    --
Proceeds from notes payable to officers                                                   3,500,000                    --
Proceeds from (repayment of) notes payable                                                 (485,487)              150,000
Payment of lease obligations under capital leases                                          (257,852)                   --
Proceeds from obligations under capital leases                                            2,047,410                    --
Repayment of bank loan                                                                      (36,667)              (40,000)
                                                                                         -----------           ----------

Net cash provided by financing activities                                                10,859,397            14,477,298
                                                                                         -----------           ----------

Net (decrease) increase in cash and cash equivalents                                     (4,208,739)            8,328,514
Cash and cash equivalents at beginning of year                                            9,298,822               970,308
                                                                                         -----------           ----------

Cash and cash equivalents at end of year                                                 $5,090,083            $9,298,822
                                                                                         ==========            ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accounts payable for purchases of property and equipment                                   $625,870              $715,242
Notes payable for purchases of property and equipment                                          --               1,813,748
Cash paid for:
    Interest                                                                               $316,800              $184,371
    Taxes                                                                                    40,425                 5,858


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                     Years ended September 30, 2000 and 1999

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

Securities Owned and Sold, Not Yet Purchased:

Securities owned and securities sold, not yet purchased are stated at market or fair values, with resulting unrealized gains and losses reflected in the consolidated statements of operations. Market value is generally based on listed market prices. If listed market prices are unattainable, fair value is determined based on other relevant factors including broker or dealer price quotes.

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

2. Summary of Significant Accounting Policies - (Continued)

Property and Equipment:

Computer equipment and furniture and fixtures are carried at cost and depreciated/amortized on the straight-line basis over their estimated useful lives, generally three to five years.

Construction-in-progress, upon occupancy, will be amortized on a straight-line basis over the term of the lease, generally ten years upon occupancy. Deferred rent incentives, which represent construction costs reimbursed by the lessor of the Company's office space, will be amortized on a straight-line basis over the term of the lease, which is ten years.

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

Investments

The Company accounts for its investments using the equity method in accordance with generally accepted accounting principles.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options:

The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees". In cases where the Company grants options below the fair market value of the stock at the date of grant, the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option. Stock options granted to consultants and others in lieu of cash compensation are recorded based upon management's estimate of fair value of the options or the related services provided and expensed in the same period(s) and in the same manner as if the Company had paid cash for the services instead of paying with or using the stock options.

Fair Value of Financial Instruments:

Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value.

Business Development:

The Company expenses all promotional costs as incurred. Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received. Substantially all business development costs relate to advertising.

Income Taxes:

Income taxes have been provided using the liability method under Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes."

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999



Segment Reporting:

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. Based on this approach, the Company has determined that it operates in one reporting segment.

3. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At September 30, 2000, A.B. Watley had net capital, as defined, of $1,627,920 which was $1,313,751 in excess of its required net capital of $314,169. The aggregate indebtedness to net capital ratio was 2.9 to 1.

4. Financial Instruments with Off-Balance Sheet Risk or Concentration of Credit Risk

Pursuant to clearing agreements, the clearing and depository operations for A.B. Watley's and customers' securities transactions are provided by two clearing broker-dealers. A.B. Watley has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by A.B. Watley. A.B. Watley, through its clearing brokers, seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. All customer transactions pending as of September 30, 2000 settled without material adverse effect to the Company.

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

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999


5. Property and Equipment                                 September 30,
                                                              2000
                                                              ----
Computer equipment                                        $5,167,001
Software                                                  10,867,859
Construction-in-progress                                     273,770
Furniture, fixtures and leasehold improvements             5,144,427
                                                         -----------

                                                          21,453,057
Less accumulated depreciation and amortization             2,929,737
                                                         -----------
                                                         $18,523,320
                                                         ===========

At September 30, 2000, substantially all software represents software developed for internal use. Effective September 2000, the Company began amortizing approximately $10 million of capitalized software developed for internal use over a three year period or approximately $277,000 per month (See Note 2). Construction-in-progress represents amounts related to leasehold improvements being made on the Company's office space. (See Note 2).

Included in computer equipment as of September 30, 2000 is equipment purchased under capital leases of $2,047,410. There were no capital leases as of September 30, 1999. These assets secure the related obligations under capital leases of $1,789,558 as of September 30, 2000 which are included in other liabilities in the statement of financial condition.

6. Subordinated Borrowings

Borrowings of $405,000 at September 30, 2000 are subordinated to the claims of general creditors, and mature on October 31, 2001, as amended on October 15, 2000. The subordinated borrowings of $200,000, $150,000 and $55,000 bear interest at annual rates of 15%, 13% and 0%, respectively.

The loans are covered by agreements approved by the National Association of Securities Dealers, Inc. and are included by A.B. Watley for purposes of computing net capital under the Net Capital Rule. To the extent that such borrowings are required for A.B. Watley's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $55,000 is from an officer and stockholder of the Company. For the year ended September 30, 2000 and 1999, interest expense on the subordinated loans amounted to $58,250 and $64,500, respectively.

7. Notes Payable

Effective January 28, 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC") under the conditions that the proceeds of the loan be used as working capital to further the corporate purposes of the Company and not to repay any debt or redeem any equity interests. The loan accrues interest at 12% per annum which is payable first in 24 monthly installments of $4,000 beginning March 1, 1999. Commencing March 1, 2001, the principal amount of the loan is payable in 35 monthly installments of $6,667 plus interest on the unpaid balance, except for the last installment which shall be in the amount of $166,665 plus interest on the unpaid balance. At September 30, 2000, the principal balance on this loan is $400,000.

As collateral for the loan, NYCIC received a security interest in the Company's assets. Under the terms and conditions of the loan agreement, NYCIC received warrants expiring January 28, 2004 to acquire 140,000 shares of the Company's common stock at an exercise price equal to the Company's initial public offering ("IPO") price. The fair value of the warrants (approximately $140,000) is being accounted for as a debt servicing fee and amortized over the life of the loan. The unamortized amount of the debt servicing fee is included as "Option costs, net" in Stockholders' Equity. Amortization expense relating to the debt servicing fee for the years ended September 30, 2000 and 1999 amounted to $28,000 and $18,669, respectively.

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

As of September 30, 2000, the Company has notes payable of $1,455,794 to two vendors for the purchase of software licenses. The current value of the notes includes imputed interest totaling $127,533. The average effective interest rate on the notes approximates 8%. The notes are payable in installments. Installments equaling $984,548 and $471,246 are payable during the years ended September 30, 2001 and 2002, respectively.

8. Bank Loan

The bank loan, an unsecured term loan carrying an interest rate of 8.5%, was fully paid on October 1, 2000.

9. Loans Receivable from Related Party

Included in loans receivable from related party in the consolidated statement of financial condition are notes of $103,000, plus accrued interest of $25,071, to an officer and stockholder of the Company. The notes generally bear interest at an annual rate of 6% and are payable on demand.

10.  Notes Payable to Officers

The Company issued the following promissory notes to officers and major stockholders of the Company:

  Effective            Maturity                  Principal         Interest
     Date                 Date                    Amount             Rate
     ----                 ----                    ------             ----
  April 30, 2000              --                 $ 125,000           12%
  March 23, 2000        March 22, 2002              75,000           10%
  March 23, 2000        March 22, 2002             150,000           10%
  March 23, 2000        March 22, 2002              75,000           10%
  May 31, 2000          May 30, 2002               500,000            7%
  June 30, 2000         May 31, 2002             1,200,000            7%
  August 20, 2000       July 31, 2002            1,000,000            7%
  September 24, 2000    September 23, 2002         500,000            7%
                                                 ---------
                                                $3,625,000
                                                ==========

As of September 30, 2000, accrued interest on notes payable to officers was $71,417.

11. Commitments and Contingencies

The Company has entered into certain leases for office space under noncancellable operating lease agreements that expire on June 23, 2009 and contain escalation provisions. The Company has also entered into various operating leases which are used to obtain computer equipment and software. As of September 30, 2000, the aggregate minimum future rental payments required under operating leases were as follows:

Year ended September 30,
------------------------
2001                      $4,470,283
2002                       3,709,475
2003                       2,638,674
2004                       1,574,880

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

2005                                        1,552,507
Thereafter                                  6,098,121
                                          -----------
                                          $20,043,940
                                          ===========

During the year ended September 30, 2000, the Company purchased $2,047,410 of computer equipment under various capital leases and incurred capital lease obligations of the same amount. The required future minimum payments under the capital leases are $882,160 in 2001 and 2002, and $513,900 in 2003.


Rent expense for the years ended September 30, 2000 and 1999 was $3,334,740 and $1,476,623, respectively.

In the ordinary course of business, the Company is party to several legal proceedings, the outcome of which, either singularly or in the aggregate, is not expected to have a material impact on the Company's financial position.

12. Stock Options

Under the Company's 1999, 1998 and 1997 Stock Option Plans (collectively, the "Plans"), employees, non-employee directors, officers, and consultants are generally granted options (both incentive stock options and nonqualified stock options) to purchase shares of common stock at prices not less than the estimated fair market value of the common stock on the date the option is granted. The options are exercisable at either the date of grant, in ratable installments or otherwise, generally over a period of one to three years from the date of grant. The options generally expire within ten years after the date of grant. The number of shares delivered in the aggregate under the 1999, 1998 and 1997 Plans cannot exceed 800,000, 800,000 and 400,000 shares, respectively, (2,000,000 shares in total). No option shall be granted under the 1999 Plan after November 1, 2009, under the 1998 Plan after March 16, 2008 or under the 1997 Plan after January 26, 2007.

A summary of the Company's stock option activity (exclusive of the warrants discussed in Notes 7 and 14) and related information for the years ended September 30, 2000 and 1999 is as follows:

                                                  Number of     Weighted Average
                                                    Shares       Exercise Price
                                                  ---------     ----------------
Outstanding at October 1, 1998                      420,100         $2.34
    Granted, year ended September 30, 1999        1,068,850          7.89
    Exercised, year ended September 30, 1999        125,000          0.02
    Forfeited, year ended September 30, 1999          1,500          9.40
Outstanding at September 30, 1999                 1,362,450          5.94
    Granted, year ended September 30, 2000          356,775         13.11
    Exercised, year ended September 30, 2000        193,183          6.68
    Forfeited, year ended September 30, 2000        140,692          8.45
Outstanding at September 30, 2000                 1,385,350          9.90
Exercisable at September 30, 1999                   342,955          4.49
Exercisable at September 30, 2000                   533,829          6.24

Included in the table above are non-employee option grants of 44,750 shares for the year ended September 30, 1999.

During the year ended September 30, 2000 certain employees were granted stock options below fair market value. Compensation expense related to these options amounted to $61,697 for the year ended September 30, 2000.

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

The weighted average fair value of options granted during the years ended September 30, 2000 and 1999 was $8.88 and $3.05, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following weighted average assumptions were used:


                                         2000 Grants  1999 Grants    1999 Grants
                                         -----------  -----------    -----------

                                                      Subsequent        Prior
                                                        to IPO         To IPO
                                                      -----------    -----------
Dividend yield                              0%            0%             0%

Weighted average expected life:
   Employees                              4.5 years    4.8 years      4.8 years
   Non-employees                          0.1 Years    0.2 years      0.2 years

Weighted average risk-free interest rate    6.1%         5.1%           5.1%
Expected volatility                          79%          77%             0%


Pro forma information regarding net income is required under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for all the 2000 and 1999 stock option grants on the fair value method. For purposes of the pro forma information, the fair values of the 2000 and 1999 option grants to employees are amortized over the vesting period. The effects of applying SFAS No. 123 for providing pro-forma disclosures are not likely to be representative of the effects on reported pro-forma net income for future years. The pro forma information for the years ended September 30, 2000 and 1999 is as follows:

                                     Years ended September 30,
                                     -------------------------
                                      2000               1999
                                      ----               ----
Net loss as reported.............  $ (9,846,891)      $  (801,602)
Net loss pro forma...............  $(11,704,931)      $(1,228,531)

Net loss per share as reported...     $(1.21)           $(.11)
Net loss per share pro forma.....     $(1.44)           $(.17)

Additional information regarding options outstanding as of September 30, 2000 (exclusive of the warrants discussed in Notes 7 and 14) is as follows:


                                                Options Outstanding                               Options Exercisable
                                                -------------------                               --------------------
                                                 Weighted Average
                                     Number         Remaining                                Number
      Range of Exercisable       Outstanding as  Contractual Life     Weighted Average   Exercisable as   Weighted Average
          Prices                   of 9/30/00       (years)            Exercise Price      of 9/30/00       Exercise Price
      --------------------       --------------  -----------------    ----------------   --------------   ----------------

          $2.00                     156,500         7.52                 $2.00              156,500              $2.00
          $5.00                      85,700         8.78                 $5.00               43,550              $5.00
          $7.00                     560,775         8.46                 $7.00              216,104              $7.00
        $9.81-$13.25                438,800         9.09                $10.26              108,800             $10.12
        $15.25-$23.50               143,575         9.64                $17.20                8,875             $20.94
                                  ---------                                                 -------
                                  1,385,350                                                 533,829
                                  =========                                                 =======

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

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

13. Income Taxes

The Company files consolidated federal, state and local income tax returns with A.B. Watley. For all periods presented, the Company provides for income taxes as required under SFAS No. 109. The Company records income taxes using a liability approach for financial accounting and reporting which results in the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.

The provision for income taxes for the years ending September 30, 2000 and 1999 is comprised of New York State and New York City taxes in the amount of $53,913 and $32,494, respectively. No benefit has been provided for the Company's net operating losses.

                                                 Years ended September 30,
                                                 -------------------------
                                                 2000                 1999
                                                 ----                 ----
Tax benefit at federal statutory rate            (34.0%)              (34.0%)
State taxes, net of federal tax effect             0.4                  2.7
Valuation allowance                               33.7                 32.0
Other                                             (0.6)                 3.4
                                                 -----                 ----
Effective tax rate                                (0.5%)                4.1%
                                                 =====                 ====


Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                              Years ended September 30,
                                              -------------------------
                                           2000                        1999
                                           ----                        ----
Net operating loss                      $5,985,460                 $1,276,868
Depreciation                              (657,860)                  (291,171)
Other                                       12,261                      1,201
                                        ----------                 ----------
Total deferred tax assets                5,339,861                    986,898
Valuation reserve                       (5,339,861)                  (986,898)
                                        ----------                 ----------

Net deferred tax asset                  $      --                  $      --
                                        ==========                 ==========

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

At September 30, 2000, the Company had a net operating loss carryforward for federal tax purposes of approximately $12,823,000 that will expire no sooner than September 30, 2013.

14. Capital Stock

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

On April 23, 1999, 2,300,000 shares of the Company's common stock (including 300,000 shares to cover over-allotments) were sold in the IPO. The net proceeds from the offering of approximately $13,250,000 have been used primarily to reduce outstanding indebtedness, expand sales and marketing, expand and upgrade the Company's computing, physical, and personnel infrastructure and for working capital and general corporate matters.

Upon effectiveness of the IPO, the Company issued 3,000 shares of common stock with a three year restriction provision for nominal consideration to certain employees of the Company. In addition, the Company issued 70,771 shares of common stock for nominal additional consideration to certain stockholders who purchased private placement shares during the year ended September 30, 1998.

During the quarter ending June 30, 2000, Whale Securities Co., L.P. ("Whale") exercised 124,784 underwriter's warrants, on a cashless basis, and received 59,829 shares. The warrants were issued as a result of underwriting the Company's IPO. The warrants were exercised at the price of $11.55 per share. Whale continues to hold warrants to purchase an additional 75,216 shares with an exercise price of $11.55, which expire April 23, 2004.

Effective October 2, 1998, the Company borrowed $500,000 from New York Small Business Venture Fund, LLC ("NYSB"). Under the terms and conditions of the loan agreement, NYSB received warrants expiring October 2, 2003 to acquire 191,250 shares of the Company's common stock at an exercise price equal to the IPO price. The loan was subsequently repaid with the proceeds of the IPO. On January 3, 2000, July 6, 2000 and July 17, 2000, NYSB exercised 50,000, 85,000 and
56,250 warrants, respectively, equal to an aggregate of 191,250 shares. The warrants were exercised at the IPO price of $7.00 per share.

On July 17, 2000 and August 18, 2000, NYCIC exercised 28,750 and 60,000 warrants, respectively, equal to 88,750 shares. The warrants were exercised at the IPO price of $7.00 per share. NYCIC continues to hold warrants to purchase an additional 51,250 shares, which expire January 28, 2004.

Effective August 8, 2000, the Company entered into an agreement with an investment group providing the Company with an eighteen-month equity line of up to $48 million. The agreement allows the Company to draw down funds in exchange for equity. The Company is not obligated to take down any of the funds and pricing is based upon ninety four percent of the volume weighted average price
(VWAP) of the Company's stock for the 22 days prior to each takedown. The Company will pay the placement agent a fee of 5% of any amount drawn down. In addition, the Company provided 70,893 warrants each to the investment group and placement agent at a strike price of $19.47, expiring August 9, 2003. The Company has registered the stock for resale under the Securities Act of 1933. On September 6, 2000, the Company drew down $3,000,000 of the equity line, issued 333,333 shares to the investment group, and received net proceeds of $2,850,000.

                             A.B. Watley Group Inc.

                     Years ended September 30, 2000 and 1999

For the fiscal year ended September 30, 2000, stock options aggregating 193,183 shares were exercised resulting in proceeds of $1,281,993.

15. Earnings Per Share

Per share data is determined based on the weighted average number of common shares outstanding each year.

The weighted average number of shares outstanding for the year ended September 30, 1999 reflects the 70,771 shares (discussed in Note 14) as though the shares were outstanding as of the beginning of the fiscal year. Since the Company recognized a net loss in each of the years ended September 30, 2000 and 1999, diluted earnings per common share is the same as basic earnings per common share.

16.  Extraordinary Item

On April 29, 1999, the Company prepaid a $500,000 loan from NYSB bearing an interest rate of 12% from the proceeds of the IPO. Accordingly, the Company recorded an extraordinary loss of $177,125 ($0.02 per share) related to the early retirement of debt. The extraordinary loss was comprised of a $5,000 prepayment penalty and unamortized option costs of $172,125. There was no tax benefit recognized for the extraordinary item because of the Company's net operating losses.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             A.B. WATLEY GROUP INC.

                              By: /s/ Steven Malin
                              --------------------
                                  Steven Malin
                                  Chairman of the Board

Date: December 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                                    Title                                                          Date
----------                                    -----                                                          ----
/s/ Steven Malin                   Chairman of the Board, Chief Executive Officer and                  December 28, 2000
----------------                   Director (Principal Executive Officer and Principal
Steven Malin                       Financial Officer)


/s/ Anthony G. Huston              President and Director                                              December 28, 2000
----------------------
Anthony G. Huston

/s/ Joseph M. Ramos, Jr.           Executive Vice President and Chief Financial Officer                December 28, 2000
------------------------           (Principal Accounting Officer)
Joseph M. Ramos, Jr.


/s/ Robert Malin                   Director                                                            December 28, 2000
----------------
Robert Malin

/s/ Elizabeth Chambers             Director                                                            December 28, 2000
----------------------
Elizabeth Chambers

/s/ Mark Chambre                   Director                                                            December 28, 2000
----------------
Mark Chambre

/s/ Michael Kraines                Director                                                            December 28, 2000
-------------------
Michael Kraines

/s/ Stanley Weinstein              Director                                                            December 28, 2000
---------------------
Stanley Weinstein

                                  EXHIBIT INDEX
                                  -------------

Exhibit
  No.         Description
-------       -----------

10.27 Employment Agreement dated as of June 18, 1999 between the Company and Joseph Ramos.

10.28 Employment Agreement dated as of September 1, 1999 between the Company and Peter Wigger.

23.2          Consent of Ernst & Young LLP, independent auditors.

99.27         Financial Data Schedule