Form 10-Q
period 2000-12-31
A B WATLEY GROUP INC
filed 2001-02-14
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                13-3911867
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization )                     Identification No.)

                       40 Wall Street, New York, NY 10005
                    (Address of principal executive offices)
                                   (zip code)

                                 (212) 422-1100
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 7, 2001 was 8,823,090.

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION                                             Page

    Item 1. Financial Statements.

    Consolidated Statements of Financial
              Condition December 31, 2000 (Unaudited) and
              September 30, 2000                                              3

    Consolidated Statements of Operations
              Three months ended December 31, 2000 and 1999 (Unaudited)       4

    Consolidated Statements of Cash Flows
              Three months ended December 31, 2000
              and 1999 (Unaudited)                                            5

   Notes to Consolidated Financial Statements (Unaudited)                     6

   Item 2. Management's Discussion and Analysis
   of Financial Condition and Results of Operations                           7

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         9

PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                   11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition

                                                                                     December 31, 2000     September 30, 2000
                                                                                        (unaudited)
ASSETS
Cash and cash equivalents                                                               $      2,256,388      $      5,090,083
Restricted cash                                                                                  539,815               531,432
Securities owned at market value                                                                 282,310               391,161
Receivables from clearing brokers                                                              1,969,985             1,119,909
Property and equipment net of accumulated depreciation
     of $4,200,841 and $2,929,737 at December 31, 2000 and
     September 30, 2000, respectively                                                         18,988,101            18,523,320
Investments                                                                                      659,445               728,614
Loans receivable from related party                                                              129,616               128,071
Other assets                                                                                   2,442,978             2,520,054
                                                                                    ------------------------------------------
Total assets                                                                            $     27,268,638      $     29,032,644
                                                                                    ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated borrowings                                                                 $        350,000      $        350,000
Subordinated borrowings from officer                                                             180,000                55,000
Notes payable to officers                                                                      4,825,000             3,625,000
Securities sold not yet purchased                                                                111,855               180,993
Notes payable, net of unamortized discounts of $107,452 and 127,533 at
      December 31, 2000 and September 30, 2000, respectively                                   1,445,603             1,728,261
Bank loan                                                                                              -                 3,333
Deferred rent incentives                                                                       1,568,335             1,399,554
Accounts payable and accrued liabilities                                                       6,475,073             7,063,840
Other liabilities                                                                              2,315,083             2,448,877
                                                                                    -------------------------------------------
Total liabilities                                                                             17,270,949            16,854,858
                                                                                    -------------------------------------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 20,000,000 shares authorized at                                     8,823                 8,798
     December 31, 2000 and September 30, 2000, respectively, 8,823,090 and
     8,798,090 issued and outstanding at December 31, 2000 and September 30,
     2000, respectively
Additional paid-in capital                                                                    24,877,048            24,814,573
Option costs, net                                                                                (86,331)              (93,331)
Accumulated deficit                                                                          (14,801,851)          (12,552,254)
                                                                                    -------------------------------------------
Total stockholders' equity                                                                     9,997,689            12,177,786
                                                                                    -------------------------------------------
Total liabilities and stockholders' equity                                              $     27,268,638      $     29,032,644
                                                                                    ===========================================

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                               December 31,         December 31,
                                                                                  2000                 1999
                                                                                  -----                ----
Revenues:
Commissions                                                                     $     6,186,528      $    6,643,623
Data service revenues                                                                   433,692             513,046
Principal transactions                                                                1,088,355           1,040,694
Interest and other income                                                               511,574             345,178
Interest income - related party                                                           1,545               1,545
                                                                          ------------------------------------------
Total revenues                                                                        8,221,694           8,544,086

Interest expense                                                                        124,993              64,621
Interest expense - related party                                                         71,358               3,750
                                                                          ------------------------------------------
Net revenues                                                                          8,025,343           8,475,715
                                                                          ------------------------------------------


Expenses:
Commissions, floor brokerage and clearing charges                                     2,802,919           3,292,256
Employee compensation and related costs                                               2,998,861           2,346,089
Communications                                                                          487,505             451,456
Business development                                                                    811,557           1,348,940
Professional services                                                                   224,774             554,190
Occupancy and equipment costs                                                         1,375,542           1,131,439
Depreciation and amortization                                                         1,276,046             236,221
Other expenses                                                                          183,606             160,537
                                                                          ------------------------------------------
Total expenses                                                                       10,160,810           9,521,128
                                                                          ------------------------------------------

Loss before income tax                                                              (2,135,467)         (1,045,413)

Loss on investments                                                                      99,169                   -
                                                                          ------------------------------------------

Loss before income tax                                                               (2,234,636)         (1,045,413)

Income tax provision                                                                     14,961              10,560
                                                                          ------------------------------------------

Net loss                                                                        $    (2,249,597)     $   (1,055,973)
                                                                          ==========================================

Basic and diluted earnings per share                                            $         (0.26)     $        (0.13)
                                                                          ==========================================

Weighted average shares outstanding                                                   8,806,716           7,931,745
                                                                          ==========================================

                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flow
                                   (UNAUDITED)

                                                                                              Three Months Ended
                                                                                   December 31, 2000         December 31, 1999
                                                                                   -----------------         -----------------
Cash flows from operating activities
Net loss                                                                              $     (2,249,597)      $     (1,055,973)
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
              Non-compensation/service costs                                                     8,250                 23,152
              Depreciation and amortization                                                  1,276,045                236,221
              Loss on investments                                                               99,169
              Changes in assets and liabilities:
              (Increase) decrease in operating assets:
                          Restricted cash                                                       (8,383)                (6,726)
                          Securities owned                                                     108,851                 19,261
                          Receivables from clearing brokers                                   (850,076)              (371,780)
                          Loans receivable from related party                                   (1,545)                 6,568
                          Other assets                                                          70,885               (481,642)
              Increase (decrease) in operating liabilities:
                          Securities sold, not yet purchased                                   (69,138)               (25,667)
                          Accounts payable and accrued liabilities                          (1,293,968)               573,655
                          Other liabilities                                                     11,190                 74,705
                                                                                 ---------------------------------------------
Net cash used in operating activities                                                       (2,898,317)            (1,008,226)
                                                                                 ---------------------------------------------

Cash flows used in investing activities
Purchases of property and equipment, net                                                    (1,077,660)            (1,270,013)
Investments                                                                                    (30,000)                   --
Deferred rent incentives                                                                       215,757                565,209
                                                                                 ---------------------------------------------
Net cash used in investing activities                                                         (891,903)              (704,804)
                                                                                 ---------------------------------------------

Cash flows from financing activities
Proceeds from exercised stock options                                                           62,500                    --
Repayment of notes payable                                                                    (282,658)              (220,747)
Proceeds from notes payable to officer                                                       1,325,000                    --
Payment of lease obligations under capital leases                                             (144,984)                   --
Repayment of bank loan                                                                          (3,333)               (10,000)
                                                                                 ---------------------------------------------
Net cash provided by (used in) financing activities                                            956,525               (230,747)
                                                                                 ---------------------------------------------
Net decrease in cash and cash equivalents                                                   (2,833,695)            (1,943,777)
Cash and cash equivalents at beginning of period                                             5,090,083              9,298,822
                                                                                 =============================================
Cash and cash equivalents at end of period                                             $     2,256,388        $     7,355,045
                                                                                 =============================================

Supplemental non-cash financing activities
              and disclosure of cash flow information
Accounts payable for purchases of property and equipment                                      $705,201             $2,031,670
Cash paid for:
              Interest                                                                        $104,436                $59,954
              Taxes                                                                             14,961                 40,141


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule or Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At December 31, 2000, A.B. Watley had net capital, as defined, of $748,947 which was $481,967 in excess of its required net capital of $266,980. The aggregate indebtedness to net capital ratio was .53 to 1.

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

3. Earnings Per Share

Since the Company recognized a net loss for the three months ended December 31, 2000 and 1999, diluted earnings per common share is the same as basic earnings per common share for both periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

Results of Operations

Three months ending December 31, 2000 compared to the quarter ending December 31, 1999

REVENUES. Total revenues for the quarter ending December 31, 2000 were $8,221,694, a decrease of 4%, as compared to revenues of $8,544,086 for the quarter ending December 31, 1999. Revenues from commissions decreased by $457,095, or 7%, from $6,643,623 for the quarter ending December 31, 1999 to $6,186,528 for the quarter ending December 31, 2000 due primarily to the decrease in overall trading activity by online traders. During the quarter ending December 31, 2000, the Company's online brokerage division had total billed transactions of 298,050 and average billed transactions of 4,731 per day, a less than 1% decrease compared to an average daily billed transaction rate of 4,753 per day during the quarter ending December 31, 1999 totaling 304,173 billed transactions. Data service revenues decreased by $79,354, or 15%, from $513,046 for the quarter ending December 31, 1999 to $433,692 for the quarter ending December 31, 2000 due to a change in our pricing structure. Revenues from principal transactions increased by $47,661, or 5%, from $1,040,694 for the quarter ending December 31, 1999 to $1,088,355 for the quarter ending December 31, 2000, mainly as a function of the higher volumes of business conducted by our third-market institutional sales division. Interest and other income increased from $345,178 for the quarter ending December 31, 1999 to $511,574 for the quarter ending December 31, 2000, as a result of an increase in the interest rate received from our clearing firm on customer balances.

Interest expense increased from $64,621 for the quarter ending December 31, 1999 to $124,993 for the quarter ending December 31, 2000 as result of interest charged on capitalized lease obligations incurred subsequent to December 31, 1999. Interest expense - related parties increased from $3,750 for the quarter ending December 31, 1999 to $71,358 for the quarter ending December 31, 2000 due to increased borrowings from officers.

As a result of the foregoing, net revenues decreased by $450,372, or 5%, from $8,475,715 for the quarter ending December 31, 1999 to $8,025,343 for the quarter ending December 31, 2000. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses increased by $639,683, or 7%, from $9,521,128 for the quarter ending December 31, 1999 to $10,160,810 for the quarter ending December 31, 2000. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions, and payments for data and software from third party vendors. As a result of the decrease in the volume of business conducted by our online clients, and the transitioning of our customers to our proprietary direct access trading platform, such expenses decreased by $489,337, or 15%, from $3,292,256 for the quarter ending December 31, 1999 to $2,802,919 for the quarter ending December 31, 2000. Employment compensation and related costs increased by $652,772, or 28%, from $2,346,089 for the quarter ending December 31, 1999 to $2,998,861 for the quarter ending December 31, 2000, largely due to raises given our employees in the last quarter of fiscal year ended September 30, 2000 in order to remain competitive in the market place and retain key employees and an increase in the total number of employees. The Company expects that the foregoing expenses will decrease as the Company continues to transition its customers to our proprietary direct access platform, and we reduce the number of employees due to greater efficiencies in technology.

Communications expense increased by $36,049, or 8%, from $451,456 for the quarter ending December 31, 1999 to $487,505 for the quarter ending December 31, 2000 as a function of the growth in our online client base. Business development costs consist of advertising costs which have mostly been for print and media advertising to obtain new clients. These expenses decreased by $537,383, or 40%, from $1,348,940 for the quarter ending December 31, 1999 to $811,557 for the quarter ending December 31, 2000 as the Company decreased its planned advertising and promotional efforts.

Professional services decreased from $554,190 for the quarter ending December 31, 1999 to $224,774 for the quarter ending December 31, 2000 due to reduced employee acquisition expenses. Occupancy and equipment costs increased by $244,103, or 22%, from $1,131,439 for the quarter ending December 31, 1999 to $1,375,542 for the quarter ending December 31, 2000, primarily due to the leasing of additional equipment to increase our capacity and to facilitate the transition of customers. Depreciation and amortization increased by $1,039,825, or 440%, from $236,221 for the quarter ending December 31, 1999 to $1,276,046 for the quarter ending December 31, 2000 due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software. Other expenses increased by $23,070, or 14%, from $160,537 for the quarter ending December 31, 1999 to $183,606 for the quarter ending December 31, 2000.

The income tax provision increased from $10,560 for the quarter ending December 31, 1999 to $14,961 for the quarter ending December 31, 2000.

As a consequence of the foregoing, our operating loss increased from a net loss of $1,055,973 for the quarter ending December 31, 1999 to a net loss of $2,249,597 for the quarter ending December 31, 2000.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements had exceeded our cash flow from operations as we have been building our business. Since the IPO, the proceeds from the IPO, the exercise of stock options and warrants of $3,304,493, the sale of $3,000,000 of stock through our equity line facility, loans from officers of $4,825,000 and cash flow from operations have been able to satisfy our cash needs as we continue to grow our business.

Effective August 8, 2000, we entered into an agreement with an investment group providing us with an eighteen-month equity line of up to $48,000,000. The agreement allows us to draw down funds in exchange for equity. We are not obligated to take down any of the funds and pricing is based upon ninety four percent of the volume weighted average price of our common stock for the 22 days prior to each takedown. We have registered the securities to be sold to the investment group pursuant to the equity line facility for resale under the Securities Act of 1933. On September 6, 2000, we drew down $3,000,000 of the equity line, issued 333,333 shares to the investment group and received net proceeds of $2,850,000.

Cash used in operating activities during the three months ending December 31, 2000 was $2,898,317 as compared to $1,008,226 for the three months ending December 31, 1999. The Company had a net loss of $2,249,597 and an increase in receivables from brokers of $850,076, a decrease in accounts payable and other liabilities of $1,293,968, a decrease in securities sold, not yet purchased of $69,138, which was offset by a decrease in securities owned of $108,851, a decrease in other assets of $70,885, and non-cash items such as depreciation and amortization of $1,276,045 and a loss from investment of $99,169.

Cash used in investing activities was $891,903 during the three months ended December 31, 2000 compared to $704,804 during the three months ending December 31, 1999. Uses of cash in the three months ending December 31, 2000 related to purchases of equipment, software and leasehold improvements made at the Company's facility at 40 Wall Street. In addition to the cash used in investing activities during the three months ended December 31, 2000, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $705,201 during this period.

Cash provided by financing activities was $956,525 during the three months ending December 31, 2000 compared to cash used in financing activities of $230,747 during the three months ended December 31, 1999. Cash provided by financing activities during the three months ending December 31, 2000 consisted primarily of loans made by officers of the Company.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The new standard does not impact the Company's financial position or statement of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. This standard is not expected to impact the Company's financial position or statement of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with Penson Financial Services, Inc., our clearing broker, continuously monitor our exposure to market and counter party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currency.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

             (a) The following exhibit are filed as part of this report:

             None

             (b) A report on Form 8-K, reporting "Other Events and Regulation FD
                 Disclosure", was filed on December 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2001

                  A. B. WATLEY GROUP INC

                      By: /s/ Steven Malin
                          -----------------------------------------------------
                          Steven Malin
                          Chairman and Chief Executive Officer

                      By: /s/ Joseph M. Ramos, Jr.
                          -----------------------------------------------------
                          Joseph M. Ramos, Jr.
                          Executive Vice President and Chief Financial Officer