Form 10-Q
period 2001-03-31
A B WATLEY GROUP INC
filed 2001-05-15
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  (Mark One)

      (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       OR

      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                       13-3911867
                     --------                       ----------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)

                       40 Wall Street, New York, NY 10005
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 422-1100
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /.

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 9, 2001 was 10,986,796.

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION                                              Page

    Item 1. Financial Statements

    Consolidated Statements of Financial Condition
          March 31, 2001 (Unaudited) and
          September 30, 2000                                                  3

    Consolidated Statements of Operations
          Three months and six months ended
          March 31, 2001 and 2000 (Unaudited)                                 4

    Consolidated Statements of Cash Flows
          Six months ended March 31, 2001 and
          2000 (Unaudited)                                                    5

    Notes to Consolidated Financial Statements (Unaudited)                    6

    Item 2. Management's Discussion and Analysis
    of Financial Condition and Results of Operations                          8

    Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                              11

PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                 12

Signatures                                                                   13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition

                                                                               March 31, 2001    September 30, 2000
                                                                                (unaudited)
ASSETS
Cash and cash equivalents                                                       $  2,029,052       $  5,090,083
Restricted cash                                                                      492,731            531,432
Securities owned at market value                                                     227,069            391,161
Receivables from clearing brokers                                                  1,773,694          1,119,909
Property and equipment net of accumulated depreciation
    of $5,577,486 and $2,292,737 at March 31, 2001 and
    September 30, 2000, respectively                                              17,643,969         18,523,320
Investments                                                                          626,112            728,614
Loans receivable from related party                                                  123,048            128,071
Other assets                                                                       2,509,439          2,520,054
                                                                                ------------       ------------
Total assets                                                                    $ 25,425,114       $ 29,032,644
                                                                                ============       ============


LIABILITIES AND STOCKHOLDERS'  EQUITY
Subordinated borrowings                                                         $    350,000       $    350,000
Subordinated borrowings from officer                                                 180,000             55,000
Notes payable to officers                                                          7,170,000          3,625,000
Securities sold not yet purchased                                                     11,009            180,993
Notes payable, net of unamortized discounts of $87,372
    and $127,533 at March 31, 2001 and September 30, 2000, respectively              973,908          1,728,261
Bank loan                                                                               --                3,333
Deferred rent incentives                                                           1,559,134          1,399,554
Accounts payable and accrued liabilities                                           7,564,690          7,063,840
Other liabilities                                                                  2,175,786          2,448,877
                                                                                ------------       ------------
Total liabilities                                                                 19,984,527         16,854,858
                                                                                ------------       ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 20,000,000 shares authorized at March 31, 2001 and September 30, 2000, respectively, 8,841,565 and 8,798,090 issued and
    outstanding at March 31, 2000 and September 30, 2000, respectively                 8,842              8,798
Additional paid-in capital                                                        24,921,355         24,814,573
Option costs, net                                                                    (79,331)           (93,331)
Accumulated deficit                                                              (19,410,279)       (12,552,254)
                                                                                ------------       ------------
Total stockholders' equity                                                         5,440,587         12,177,786
                                                                                ------------       ------------
Total liabilities and stockholders' equity                                      $ 25,425,114       $ 29,032,644
                                                                                ============       ============


          See accompanying Notes to Consolidated Financial Statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                       ------------------              ----------------
                                                    March 31,       March 31,       March 31,       March 31,
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
Revenues:
Commissions                                       $  5,215,536    $ 10,091,323    $ 11,402,064    $ 16,734,946
Data service revenues                                  373,993         461,915         807,685         974,961
Principal transactions                               1,047,331       1,594,791       2,135,686       2,635,485
Interest and other income                              524,787         547,976       1,036,361         893,154
Interest income - related party                          1,545           1,545           3,090           3,090
                                                  ------------    ------------    ------------    ------------
Total revenues                                       7,163,192      12,697,550      15,384,886      21,241,636
Interest expense                                       136,397          68,765         261,390         133,386
Interest expense - related party                       103,663           3,750         175,021           7,500
                                                  ------------    ------------    ------------    ------------
Net revenues                                         6,923,132      12,625,035      14,948,475      21,100,750
                                                  ------------    ------------    ------------    ------------
Expenses:

Clearing charges, floor brokerage and data fees      2,889,350       4,680,318       5,692,269       7,972,574
Employee compensation and related costs              3,422,691       3,163,103       6,421,552       5,509,191
Communications                                         560,089         399,994       1,047,594         851,450
Business development                                   644,965       2,426,983       1,456,522       3,775,923
Professional services                                  908,470         404,850       1,133,244         959,040
Occupancy and equipment costs                        1,496,654       1,287,149       2,872,196       2,418,588
Depreciation and amortization                        1,285,495         202,368       2,561,541         438,589
Other expenses                                         290,513         241,705         474,119         402,242
                                                  ------------    ------------    ------------    ------------
Total expenses                                      11,498,227      12,806,470      21,659,037      22,327,597
                                                  ------------    ------------    ------------    ------------
Loss before income taxes                            (4,575,095)       (181,435)     (6,710,562)     (1,226,847)
Loss on investments                                     33,333              --         132,502              --
                                                  ------------    ------------    ------------    ------------
Loss before income tax                              (4,608,428)       (181,435)     (6,843,064)     (1,226,847)
Income tax provision                                        --           8,400          14,961          18,960
                                                  ------------    ------------    ------------    ------------
Net loss                                          $ (4,608,428)   $   (189,835)   $ (6,858,025)   $ (1,245,807)
                                                  ============    ============    ============    ============
Basic and diluted earnings per share              $      (0.52)   $      (0.02)   $      (0.78)   $      (0.15)
                                                  ============    ============    ============    ============
Weighted average shares outstanding                  8,831,999       7,981,745       8,819,171       7,956,745
                                                  ============    ============    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Cash Flows

                                                                 Six Months Ended
                                                                 ----------------
                                                          March 31, 2001   March 31,2000
                                                          --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                   $(6,858,025)     $(1,245,807)
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
      Non-cash compensation/service costs                       14,000           33,735
      Depreciation and amortization                          2,561,541          438,589
      Loss on investments                                      132,502               --

      Changes in assets and liabilities:

      (Increase) decrease in operating assets:

          Restricted cash                                       38,701          (11,228)
          Securities owned                                     164,092           97,910
          Receivables from clearing brokers                   (653,785)        (745,054)
          Loans receivable from related party                   (1,545)           5,023
          Other assets                                           7,315         (588,360)
      Increase (decrease) in operating liabilities:
          Securities sold, not yet purchased                  (169,984)          (2,921)
          Accounts payable and accrued liabilities            (539,037)       2,838,240
          Other liabilities                                     22,380          139,565
                                                           -----------      -----------
Net cash (used in) provided by operating activities         (5,281,845)         959,692
                                                           -----------      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES

Purchases of property and equipment, net                      (728,531)      (3,855,332)
Investments                                                    (30,000)              --
Deferred rent incentives                                       255,676          757,920
                                                           -----------      -----------
Net cash used in investing activities                         (502,855)      (3,097,412)
                                                           -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercised stock options                          106,826               --
Proceeds from exercised warrants                                    --          350,000
Repayment of notes payable                                    (754,353)        (244,070)
Proceeds from notes payable-officer                          3,670,000               --
Payment of lease obligations under capital leases             (295,471)              --
Repayment of bank loan                                          (3,333)         (20,000)
                                                           -----------      -----------
Net cash provided by financing activities                    2,723,669           85,930
                                                           -----------      -----------
Net decrease in cash and cash equivalents                   (3,061,031)      (2,051,790)
Cash and cash equivalents at beginning of period             5,090,083        9,298,822
                                                           -----------      -----------
Cash and cash equivalents at end of period                 $ 2,029,052      $ 7,247,032
                                                           ===========      ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
      AND DISCLOSURE OF CASH FLOW INFORMATION
Accounts payable for purchases of property and equipment   $ 1,039,867      $ 1,687,768
Cash paid for:
      Interest                                             $   169,861      $   119,386
      Taxes                                                     14,961           48,541

          See accompanying Notes to Consolidated Financial Statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At March 31, 2001, A.B. Watley had net capital, as defined, of $579,831 which was $350,553 in excess of its required net capital of $229,278. The aggregate indebtedness to net capital ratio was .59 to 1.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

3. Earnings Per Share

Since the Company recognized a net loss for the three months ended March 31, 2001 and six months ended March 31, 2001 and 2000, diluted earnings per common share is the same as basic earnings per common share for both periods.

4.  Notes Payable to Officers

The Company issued the following promissory notes to officers and major stockholders of the Company:

       Effective                Maturity           Principal      Interest
          Date                    Date              Amount          Rate
          ----                    ----              ------          ----
     March 23, 2000         March 22, 2002            75,000        10%
     May 31, 2000           May 30, 2002             500,000         7%
     June 30, 2000          May 31, 2002           1,200,000         7%
     August 20, 2000        July 31, 2002          1,000,000         7%
     September 24, 2000     September 23, 2002       500,000         7%
     October 24, 2000       October 23, 2002         300,000         7%
     October 30, 2000       October 29, 2002         300,000         7%
     November 30, 2000      November 29, 2002        300,000         7%
     December 18, 2000      December 17, 2002        500,000         7%
     January 31, 2001       December 31, 2003      1,000,000         7%
     February 22, 2001      February 21, 2003        500,000         7%
     March 31, 2001         February 28, 2003        995,000         7%
                                                  ----------
                                                  $7,170,000
                                                  ==========

As of March 31, 2001, accrued interest on notes payable to officers was $160,061.

5.  Subsequent Event

On April 2, 2001 the Company sold 2,027,241 shares of common stock in a private placement offering. The common stock was issued at $5.50 per share. The private placement offering generated total net proceeds of $10,089,825. In addition the Company issued warrants expiring April 1, 2004 to acquire 608,174 shares of the Company's common stock at an exercise price of $6.75 per share. The Company will register the shares for resale under the Securities Act of 1933.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

Results of Operations

Three months ending March 31, 2001 compared to the quarter ending March 31, 2000

REVENUES. Total revenues for the quarter ending March 31, 2001 were $7,163,192, a decrease of 44%, as compared to revenues of $12,697,550 for the quarter ending March 31, 2000. Revenues from commissions decreased by $4,875,787, or 48%, from $10,091,323 for the March 2000 quarter to $5,215,536 for the March 2001 quarter due primarily to the significant decrease in overall trading activity by online traders. During the quarter ending March 31, 2001, the Company's online brokerage division had total billed transactions of 235,755 and average billed transactions of 3,803 per day, a decrease of 47% compared to an average daily billed transaction rate of 7,135 per day during the March 2000 quarter totaling 449,513 billed transactions. Data service revenues decreased by $87,922, or 19%, from $461,915 for the March 2000 quarter to $373,993 for the quarter ending March 31, 2001 due to a change in our pricing structure, and the decrease in the number of Ultimate Trader online accounts. Revenues from principal transactions decreased by $547,460, or 34%, from $1,594,791 for the March 2000 quarter to $1,047,331 for the quarter ending March 31, 2001, mainly as a function of the significantly lower volumes of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income decreased slightly from $547,976 for the March 2000 quarter to $524,787 for the quarter ending March 31, 2001 due to decreases in customer margin and asset balances.

Interest expense increased from $68,765 for the March 2000 quarter to $136,397 for the March 2001 quarter as result of interest charged on capitalized lease obligations. Interest expense - related party increased from $3,750 for the quarter ending March 31, 2000, to $103,663 for the quarter ending March 31,2001, due to additional borrowings from officers.

As a result of the foregoing, net revenues decreased by $5,701,903, or 45%, from $12,625,035 for the March 2000 quarter to $6,923,132 for the quarter ending March 31, 2001. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses decreased by $1,308,243, or 10%, from $12,806,470 for the March 2000 quarter to $11,498,227 for the quarter ending March 31, 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions. As a result of the large decrease in the volume of business conducted by our online clients and the conversions of our customers to our proprietary direct access trading platform, such expenses decreased by $1,790,968, or 38%, from $4,680,318 for the March 2000 quarter to $2,889,350 for the quarter ending March 31, 2001. Employment compensation and related costs increased by $259,588, or 8%, from $3,163,103 for the March 2000 quarter to $3,422,691 for the quarter ending March 31, 2001, due to a decrease of 51 employees, offset by expenses for software developers that are no longer working on capitalizable software development projects and, accordingly, have their salaries expensed in the current period. Included in these current period compensation and related costs are $615,167 incurred to modify our software to be used by our licensing partner in accordance with our licensing agreement.

Communications expense increased by $160,095, or 40%, from $399,994 for the March 2000 quarter to $560,089 for the quarter ending March 31, 2001 as a function of adding additional lines from our data providers and ECN's to our Dallas location, in order to create a back-up to our systems. The Company expects that the foregoing expenses will start to decrease as the Company renegotiates its contracts with these providers. Business development costs consist of advertising costs which have mostly been for television, radio, online and print advertising to obtain new clients. These expenses decreased by $1,782,018, or 73%, from $2,426,983 for the March 2000 quarter to $644,965 for the quarter ending March 31, 2001 as the Company decreased its planned advertising and promotional efforts.

Professional services increased by $503,620, or 124%, from $404,850 for the March 2000 quarter to $908,470 for the quarter ending March 31, 2001 due to the use of software consultants totaling $653,803. These software consultants were utilized to better enable us to modify our software to be used by our licensing partner in accordance with our licensing agreement. These costs were offset by reduced employee acquisition costs. Occupancy and equipment costs increased by $209,505, or 16%, from $1,287,149 for the March 2000 quarter to $1,496,654 for the quarter ending March 31, 2001, due to the addition of 7,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the transition of our clients to our proprietary direct access trading platform. Depreciation and amortization increased by $1,083,127, or 535%, from $202,368 for the March 2000 quarter to $1,285,495 for the quarter ending March 31, 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software as well as amortization of equipment purchased under capitalized leases. Other expenses increased by $48,808, or 20%, from $241,705 for the March 2000 quarter to $290,513 for the quarter ending March 31, 2001.

As a consequence of the foregoing, our operating loss increased from a net loss of $189,835 for the March 2000 quarter to a net loss of $4,608,428 for the quarter ending March 31, 2001.

Six months ended March 31, 2001 compared to six months ended March 31, 2000.

NET REVENUES. Total revenues for the six months ended March 31, 2001 were $15,384,886, a decrease of $5,856,750, or 28%, as compared to revenues of $21,241,636 for the six months ended March 31, 2000. Revenues from commissions decreased by $5,332,882 or 32% from $16,734,946 for the six months ended March 31, 2000 to $11,402,064 due primarily to the decrease in overall trading activity by online traders. During the six months ending March 31, 2001, the Company's online brokerage division had total billed transactions of 533,805 and average billed transactions of 4,270 per day, a decrease of 28% compared to an average daily billed transaction rate of 5,935 per day during the six months ending March 31, 2000, totaling 753,686 billed transactions. Data service revenues also decreased by $167,276, or 17%, from $974,961 for the six months ending March 31, 2000 to $807,685 for the six months ending March 31, 2001, due to the decrease in the number of Ultimate Trader online accounts, as well as a change in our pricing structure. Revenues from principal transactions decreased by $499,799, or 19%, from $2,635,485 for the six month period ending March 31, 2000 to $2,135,686 for the six month period ending March 31, 2001, mainly as a function of the significantly lower volume of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $893,154 for the six month period ending March 31, 2000 to $1,036,361 for the six months ending March 31, 2001.

Interest expense increased from $133,386 for the six months ended March 31, 2000 to $261,390 for the six months ending March 31, 2001 as a result of interest charged on capitalized lease obligations. Interest expense related party increased $167,521, from $7,500 for the six months ending March 31, 2000, to $175,021 for the six months ending March 31, 2001, due increased borrowings from officers.

As a result of the foregoing, net revenues decreased by $6,152,275, or 29%, from $21,100,750 for the six months ending March 31, 2000 to $14,948,475 for the six months ending March 31, 2001. Nearly all of our revenues were generated by clients in the United States and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST. Total expenses decreased by $668,560, or 3%, from $22,327,597 for the six months ending March 31, 2000 to $21,659,037 for the six months ending March 31, 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions. As a result of the decrease in the volume of business conducted by our online customers and the conversion of our customers to our proprietary direct access trading platform, such expenses decreased by $2,280,305, or 29%, from $7,972,574 for the six months ending March 31, 2000 to $5,692,269 for the six months ending March 31, 2001. Employment compensation and related costs increased by $912,361, or 17%, from $5,509,191 for the six months ending March 31, 2000 to $6,421,552 for the six months ending March 31, 2001, largely due to software developers that are no longer working on capitalizable software projects and, accordingly, have their salaries expensed in the current period. Included in these current period compensation expenses are $615,167 incurred to modify our software to be used by our licensing partner in accordance with our license agreement. In addition we gave raises to our employees in order to remain competitive and retain key employees, these increase were mitigated by a reduction of 51 employees during the quarter ending March 31, 2001.

Communications expense increased by $196,144, or 23%, from $851,450 for the six months ending March 31, 2000 to $1,047,594 for the six months ending March 31, 2001 as a function of adding additional lines from our data providers and ECN's to our Dallas location, in order to create a back-up to our systems. The Company expects that the foregoing expenses will start to decrease as the Company renegotiates its contracts with these providers.

Business development costs consist of advertising costs to obtain new clients, which costs have mostly been for television, radio, online and print advertising. These expenses decreased by $2,319,401, or 61%, from $3,775,923 for the six months ending March 31, 2000 to $1,456,522 for the six months ending March 31, 2001 as the Company decreased its planned advertising and promotional efforts.

Professional services increased by $174,204, or 18%, from $959,040 for the six months ended March 31, 2000 to $1,133,244 for the six months ending March 31, 2001 due to the use of software consultants totaling $653,803. These software consultants were utilized to better enable us to modify our software to be used by our licensing partner in accordance with our licensing agreement. These costs were offset by reduced employee acquisition costs. Occupancy and equipment costs increased by $453,608, or 19%, from $2,418,588 for the six months ending March 31, 2000 to $2,872,196 for the six months ending March 31, 2001, primarily due to the addition of 7000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the relocation efforts. Depreciation and amortization increased by $2,122,952, or 484%, from $438,589 for the six months ending March 31, 2000 to $2,561,541 for the six months ending March 31, 2001 due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software as well as the amortization of equipment purchased under capitalized leases.
Other expenses increased by $71,877, or 18%, from $402,242 for the six months ending March 31, 2000 to $474,119 for the six months ending March 31, 2001.

The income tax provision decreased from $18,960 for the six months ended March 31, 2000 to $14,961 for the six months ending March 31, 2001.

As a consequence of the foregoing, our net loss increased from $1,245,807 for the six months ending March 31, 2000 to a net loss of $6,858,025 for the six months ending March 31, 2001.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements had exceeded our cash flow from operations as we have been building our business. Since the IPO, the proceeds from the IPO, the exercise of stock options and warrants of $3,348,818, the sale of $3,000,000 of stock through our equity line facility, loans from officers of $7,170,000 and cash flow from operations have been able to satisfy our cash needs as we continue to grow our business.

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

On April 2, 2001 the Company sold 2,027,241 shares of common stock in a private placement offering. The common stock was issued at $5.50 per share. The private placement offering generated total net proceeds of $10,149,825. In addition the Company issued warrants expiring April 1, 2004 to acquire 608,174 shares of the Company's common stock at an exercise price of $6.75 per share. The Company will register the shares for resale under the Securities Act of 1933.

Cash used in operating activities during the six months ending March 31, 2001 was $5,281,825, as compared to cash provided by operating activities during the six months ended March 31, 2000 of $959,692. The Company had a net loss of $6,858,025, an increase in receivables from brokers of $653,785, a decrease in accrued liabilities of $571,953, a decrease in securities sold, not yet purchased of $169,984, a decrease in securities owned of $164,092, a decrease in restricted cash of $38,701, and non-cash items such as depreciation and amortization of $2,561,541 and a loss from investments of $132,502.

Cash used in investing activities was $502,855 during the six months ended March 31, 2001 compared to $3,097,412 during the six months ending March 31, 2000. Uses of cash in the six months ending March 31, 2001 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the six months ended March 31, 2001, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $1,039,867 during this period.

Cash provided by financing activities was $2,723,669 during the six months ending March 31, 2001 compared to $85,930 during the six months ended March 31, 2000. Cash provided by financing activities during the six months ending March 31, 2001 consisted primarily of loans made by officers of the Company and proceeds from the exercise of options.

Net Operating Loss Carryforward

The Company's net operating loss carryforward expires beginning in the year 2013. The issuance of additional equity securities, together with the Company's recent financing and public offering, could result in an ownership change and thus could limit our use of the Company's prior net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. This standard does not materially impact the Company's financial position or statement of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with Penson Financial Services, Inc., our clearing broker, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currency.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) None.

(b) A report on Form 8-K, reporting "Item 5. Other Events and Regulation FD Disclosure", was filed on March 19, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001

                                       A. B. WATLEY GROUP INC

                                       By: /s/ Steven Malin
                                           -------------------------------------
                                           Steven Malin
                                           Chairman and Chief Executive Officer

                                       By: /s/ Joseph M. Ramos, Jr.
                                           -------------------------------------
                                           Joseph M. Ramos, Jr.
                                           Executive Vice President and Chief
                                           Financial Officer