Form 10-Q
period 2001-06-30
A B WATLEY GROUP INC
filed 2001-08-14
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2001
                                                  -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                         Commission file number: 1-14897

                             A. B. Watley Group Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                   13-3911867
                         --------                   ----------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)

                      40 Wall Street, New York, N.Y. 10005
                      ------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 14, 2001 was 10,995,796.

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION
                                                                            Page

       Item 1. Financial Statements

       Consolidated Statements of Financial Condition
                   June 30, 2001 (Unaudited) and
                   September 30, 2000                                        3

       Consolidated Statements of Operations
                   Three months and nine months ended
                   June 30, 2001 and 2000 (Unaudited)                        4

       Consolidated Statements of Cash Flows
                   Nine months ended June 30, 2001
                   and 2000 (Unaudited)                                      5

       Notes to Consolidated Financial Statements (Unaudited)                6

       Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8

       Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                              11

PART II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                             12

Signatures                                                                  13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition

                                                            June 30, 2001   September 30, 2000
                                                             (unaudited)
Assets
Cash and cash equivalents                                   $  3,265,302       $  5,090,083
Restricted cash                                                  492,970            531,432
Securities owned at market value                                 199,322            391,161
Receivables from clearing brokers                              1,243,267          1,119,909
Property and equipment net of accumulated depreciation
    of $7,057,076 and $2,929,737 at June 30, 2001 and
    September 30, 2000, respectively                          16,423,324         18,523,320
Investments                                                       55,000            728,614
Loans receivable from related party                              124,593            128,071
Other assets                                                   2,503,135          2,520,054
                                                            ------------       ------------
Total assets                                                $ 24,306,913       $ 29,032,644
                                                            ============       ============

Liabilities and stockholders' equity
Subordinated borrowings                                     $    350,000       $    350,000
Subordinated borrowings from officer                             180,000             55,000
Notes payable to officers                                      4,475,000          3,625,000
Securities sold not yet purchased                                 17,853            180,993
Notes payable, net of unamortized discounts of $67,293
    and $127,533 at June 30, 2001 and September 30, 2000,
    respectively                                                 789,333          1,728,261
Bank loan                                                             --              3,333
Deferred rent incentives                                       1,510,068          1,399,554
Accounts payable and accrued liabilities                       5,220,599          7,063,840
Other liabilities                                              2,030,774          2,448,877
                                                            ------------       ------------
Total liabilities                                             14,573,627         16,854,858
                                                            ------------       ------------

Stockholders' equity
Common stock, $.001 par value, 20,000,000 shares
    authorized at June 30, 2001 and September 30, 2000,
    respectively, 10,995,796 and 8,798,090 issued and
    outstanding at June 30, 2001 and September 30, 2000,
    respectively                                                  10,996              8,798
Additional paid-in capital                                    35,811,791         24,814,573
Option costs, net                                                (72,331)           (93,331)
Accumulated deficit                                           26,017,170        (12,552,254)
                                                            ------------       ------------
Total stockholders' equity                                     9,733,286         12,177,786
                                                            ------------       ------------
Total liabilities and stockholders' equity                  $ 24,306,913       $ 29,032,644
                                                            ============       ============

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                               June 30,        June 30,        June 30,        June 30,
                                                 2001            2000            2001            2000
                                                 ----            ----            ----            ----
Revenues:
Commissions                                  $  4,125,864    $  9,167,465    $ 15,527,928    $ 25,902,411
Data service revenues                             273,797         497,949       1,081,482       1,472,910
Principal transactions                            500,871       1,801,964       2,636,557       4,437,449
Interest and other income                         604,211         596,441       1,640,572       1,489,595
Interest income - related party                     1,545           1,545           4,635           4,635
                                             ------------    ------------    ------------    ------------
Total revenues                                  5,506,288      12,065,364      20,891,174      33,307,000

Interest expense                                  182,319          58,511         443,709         191,898
Interest expense - related party                  111,873           6,667         286,894          14,167
                                             ------------    ------------    ------------    ------------
Net revenues                                    5,212,096      12,000,186      20,160,571      33,100,935

Expenses:
Commissions, floor brokerage, and clearing
charges                                         2,633,426       5,915,402       8,325,695      13,887,975
Employee compensation and related costs         2,893,108       3,186,768       9,314,660       8,695,960
Communications                                    489,803         480,797       1,537,397       1,332,246
Business development                              531,698       3,094,243       1,988,220       6,870,166
Professional services                           1,437,920         365,013       2,571,164       1,324,053
Occupancy and equipment costs                   1,558,622       1,160,136       4,430,818       3,578,724
Depreciation and amortization                   1,435,468         296,217       3,997,009         734,806
Other expenses                                    262,830         311,263         736,949         713,799
                                             ------------    ------------    ------------    ------------
Total expenses                                 11,242,875      14,809,839      32,901,912      37,137,729
                                             ------------    ------------    ------------    ------------
Loss from operations                           (6,030,779)     (2,809,653)    (12,741,341)     (4,036,794)
Loss on investments                              (571,112)                       (703,614)
                                             ------------    ------------    ------------    ------------
Loss before income tax                         (6,601,891)     (2,809,653)    (13,444,955)     (4,036,794)
Income tax provision                               (5,000)         (2,453)        (19,961)        (21,413)
                                             ------------    ------------    ------------    ------------
Net loss                                     $ (6,606,891)   $ (2,812,106)   $(13,464,916)   $ (4,058,207)
                                             ============    ============    ============    ============
Basic and diluted earnings per share               $(0.61)         $(0.35)         $(1.41)         $(0.51)
Weighted average shares outstanding            10,908,084       8,053,288       9,515,476       7,987,805

                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                           June 30, 2001   June 30, 2000
                                                           -------------   -------------
Cash flows from operating activities
Net loss                                                   $(13,464,916)   $ (4,058,207)
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                           3,997,009         734,806
      Non-cash compensation / service costs                      21,000          41,982
      Loss on investments                                       703,614              --
      Changes in assets and liabilities:
        (Increase) decrease in operating assets:
        Restricted cash                                          38,462         (11,732)
        Securities owned                                        191,839         (95,804)
        Receivables from clearing brokers                      (123,358)       (751,840)
        Loans receivable from related party                       3,478           3,478
        Other assets                                              2,087      (1,373,848)
        Increase (decrease) in operating liabilities:
        Securities sold, not yet purchased                     (163,140)        144,021
        Accounts payable and accrued liabilities             (2,161,046)      3,698,195
        Other liabilities                                        33,571         346,319
                                                           ------------    ------------
Net cash used in operating activities                       (10,921,400)     (1,322,630)
                                                           ------------    ------------
Cash flows used in investing activities
Investments                                                     (30,000)             --
Purchases of property and equipment, net                     (1,709,541)     (5,779,466)
Deferred rent incentives                                        255,676         770,950
                                                           ------------    ------------
Net cash used in investing activities                        (1,483,865)     (5,008,516)
                                                           ------------    ------------
Cash flows from financing activities
Proceeds from issuance of common stock,net                   10,012,127              --
Proceeds from exercised warrants                                     --         350,000
Proceeds from exercised options                                 987,290       1,048,894
Proceeds from notes payable to officer, net                     975,000       1,700,000
Payment of lease obligations under capital leases              (451,672)             --
Repayment of notes payable                                     (938,928)       (205,566)
Repayment of bank loan                                           (3,333)        (30,000)
                                                           ------------    ------------
Net cash provided by financing activities                    10,580,484       2,863,328
                                                           ------------    ------------
Net decrease in cash and cash equivalents                    (1,824,781)     (3,467,818)
Cash and cash equivalents at beginning of period              5,090,083       9,298,822
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  3,265,302    $  5,831,004
                                                           ------------    ------------
Supplemental non-cash financing activities
      and disclosure of cash flow information
Accounts payable for purchases of property and equipment   $    317,802    $    906,834
Cash paid for:
      Interest                                             $    458,442    $    194,815
      Taxes                                                      14,961          48,541

                             A. B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

1. Organization and Basis of Presentation

A. B. Watley Group Inc. ("ABWG" or the "Company") conducts business primarily through its principal subsidiary, A. B. Watley, Inc. ("A. B. Watley"). A. B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. ABWG is a Delaware corporation organized May 15, 1996.

A. B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, as well as institutional block trading. A. B. Watley clears all transactions through two clearing brokers on a fully disclosed basis. Accordingly, A. B. Watley is exempt from Rule 15c3-3 of the Securities and Exchange Commission ("SEC").

On May 1, 2001, the Company purchased Integrated Clearing Solutions, Inc. ("ICS") for $75,000 from an employee of the Company. ICS is a registered broker-dealer under the Securities Exchange Act of 1934 and is a member of the National Association of Securities Dealers, Inc. ICS is currently inactive.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries, A. B. Watley and ICS. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

2. Net Capital Requirement

A. B. Watley and ICS are subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A. B. Watley and ICS to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At June 30, 2001, A. B. Watley had net capital, as defined, of $830,089, which was $650,017 in excess of its required net capital of $180,072. The aggregate indebtedness to net capital ratio was 5 to 1. At June 30, 2001 ICS had net capital of $2,006,732, which was $2,001,897 in excess of its required net capital of $5,000.

                             A. B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                                   (UNAUDITED)

3. Stock Options

On July 17, 2001 the Company's stockholders approved the adoption of the Company's 2000 stock option plan. The Company has reserved 1,600,000 shares of common stock for issuance upon exercise of options granted pursuant to the 2000 stock option plan.

4. Earnings Per Share

Since the Company recognized a net loss for the three months ended June 30, 2001 and 2000, and the nine months ended June 30, 2001 and 2000, diluted earnings per common share is the same as basic earnings per common share for both periods.

5. Notes Payable to Officers

The Company issued the following promissory notes to officers and major stockholders of the Company:

                                                 Principal           Interest
Effective Date          Maturity Date             Amount               Rate
--------------------------------------------------------------------------------

   11/30/00               11/29/02               300,000                7%
    2/25/01                2/25/02               950,000                10%
    2/25/01                2/25/02               950,000                10%
    2/25/01                2/25/02               950,000                10%
    2/25/01                2/25/02               950,000                10%
    3/16/01                3/16/03               125,000                10%
    3/16/01                3/16/03               125,000                10%
    3/16/01                3/16/03               125,000                10%
                                            --------------
                                              $4,475,000
                                            ==============

As of June 30, 2001, accrued interest on notes payable to officers was $202,063.

6. Capital Stock

On April 2, 2001 the Company sold 2,027,241 shares of common stock in a private placement offering. The common stock was issued at $5.50 per share. The private placement offering generated total net proceeds of $10,012,127. In addition, the Company issued warrants expiring April 1, 2004 to acquire 608,174 shares of the Company's common stock at an exercise price of $6.75 per share. The Company has registered the shares for resale under the Securities Act of 1933, as amended.

7. Subsequent Event

On July 25, 2001, the Company entered into a letter of intent with On-Site Trading, Inc.("On-Site") to purchase substantially all of On-Site's assets for approximately $17 million, payable in cash, ABWG stock and the assumption of certain On-Site liabilities. The proposed acquisition is subject to the completion of due diligence by ABWG and the execution of a definitive purchase agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2001.

Results of Operations

Three months ending June 30, 2001 compared to the three months ending June 30, 2000.

REVENUES: Total revenues for the quarter ending June 30, 2001 were $5,506,288, a decrease of 54.4%, as compared to revenues of $12,065,364 for the quarter ending June 30, 2000. Revenues from commissions decreased by $5,041,601, or 55.0%, from $9,167,465 for the June 30, 2000 quarter to $4,125,864 for the June 30, 2001 quarter primarily due to a decrease in UltimateTrader accounts as well as a significant decrease in overall trading activity by online traders. The Company had 5,697 UltimateTrader accounts at June 30 2000, as compared to 3,661 at June 30, 2001, for a decrease of 2,036 accounts or 35.7%. During the quarter ending June 30, 2001, the Company's online brokerage division had total billed transactions of 216,951 and average billed transactions of 3,444 per day. This is a decrease of 48.7% compared to an average daily billed transaction rate of 6,715 per day during the June 30, 2000 quarter totaling 423,029 billed transactions. Data service revenues decreased by $224,152, or 45.0%, from $497,949 for the June 30, 2000 quarter to $273,797 for the quarter ending June 30, 2001 due to a change in our pricing structure, and a decrease in the number of UltimateTrader online accounts. Revenues from principal transactions decreased by $1,301,093, or 72.2%, from $1,801,964 for the June 30, 2000 quarter to $500,871 for the quarter ending June 30, 2001, mainly as a function of the significantly lower volumes of business conducted by the online brokerage division and a reduction in volume by our third-market institutional sales division. Interest and other income increased from $596,441 for the June 30, 2000 quarter to $604,211 for the quarter ending June 30, 2001 due to slightly higher interest income rebates from our clearing broker.

Interest expense increased from $58,511 for the June 30, 2000 quarter to $182,319 for the June 30, 2001 quarter as result of interest charged on capitalized lease obligations. Interest expense - related party increased from $6,667 for the quarter ending June 30, 2000 to $111,873 for the quarter ending June 30, 2001 due to additional borrowings from officers, as well as an increase in the average interest charged on borrowings.

As a result of the foregoing, net revenues decreased by $3,566,964, or 56.6%, from $12,000,186 for the June 30, 2000 quarter to $11,242,875 for the quarter ending June 30, 2001. Most of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST: Total expenses decreased by $3,566,964, or 24.0%, from $14,809,839 for the June 30, 2000 quarter to $11,242,875 for the quarter ending June 30, 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers. As a result of the significant decrease in business conducted by our online clients and the conversion of our customers to our proprietary direct access trading platform, such expenses decreased by $3,281,976, or 55.5%, from $5,915,402 for the June 30, 2000 quarter to $2,633,426 for the quarter ending June 30, 2001. Employment compensation and related costs decreased by $293,660, or 9.2%, from $3,186,768 for the June 30, 2000 quarter to $2,893,108 for the quarter ending June 30, 2001, as a result of staff reductions enacted by us due to client attrition, but was offset by expenses for software developers that are no longer working on capitalized software development projects and, accordingly, have their salaries expensed in the current period. Included in this period's compensation and related costs are $664,441 incurred to modify our software to be used by our business to business software licensee in accordance with our licensing agreement, as well as costs related to maintenance and support of our software. We are continuing to work with our licensee on various software integration issues. We do not anticipate the additional costs we will incur to complete the integration to be material. We anticipate the software integration to be completed by the first fiscal quarter of 2002.

Communications expense increased marginally by $9,006, or 1.9%, from $480,797 for the June 30, 2000 quarter to $489,803 for the quarter ending June 30, 2001. Business development costs consist of television, radio, online and print advertising to obtain new clients. These expenses decreased by $2,562,545, or 82.8%, from $3,094,243 for the June 30, 2000 quarter to $531,698 for the quarter ending June 30, 2001 as the Company decreased its planned advertising and promotional efforts.

Professional services increased from $365,013 for the June 30, 2000 quarter to $1,437,920 for the quarter ending June 30, 2001 due primarily to the use of software consultants and an investor relations firm. The software consulting expense totaled $856,666. The consultants were utilized to modify our software to be used by our licensee in accordance with our licensing agreement, as well as to continue support of our software platform. Additionally professional services increased by $230,000 due to the use of an investor relations firm. Occupancy and equipment costs increased by $398,486, or 34.3%, from $1,160,136 for the June 30, 2000 quarter to $1,558,622 for the quarter ending June 30, 2001 due to the addition of 7,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the transactions of our proprietary direct access trading platform. Depreciation and amortization increased by $1,139,251, or 384.6%, from $296,217 for the June 30, 2000 quarter to $1,435,468 for the quarter ending June 30, 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses decreased by $48,433, or 14.0%, from $311,263 for the June 30, 2000 quarter to $262,830 for the quarter ending June 30, 2001.

As a consequence of the foregoing, our net loss increased from $2,812,106 for the June 30, 2000 quarter to a net loss of $6,606,891 for the quarter ending June 30, 2001.

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000.

NET REVENUES: Total revenues for the nine months ended June 30, 2001 were $20,891,174, a decrease of $12,415,826, or 37.3%, as compared to revenues of $33,307,000 for the nine months ended June 30, 2000. Revenues from commissions decreased by $10,374,483, or 40.1%, from $25,902,411 for the nine months ended June 30, 2000 to $15,527,928 due primarily to the decrease in overall trading activity by online traders as well as a reduction of UltimateTrader accounts of 2,036, or 35.7%. During the nine months ending June 30, 2001, the Company's online brokerage division had total billed transactions of 750,756 and average billed transactions of 3,994 per day. This is a decrease of 35.5% compared to an average daily billed transaction rate of 6,193 per day during the nine months ending June 30, 2000 totaling 1,176,715 billed transactions. Data service revenues decreased by $391,428, or 26.6%, from $1,472,910 for the nine months ending June 30, 2000 to $1,081,482 for the nine months ending June 30, 2001, due to a decrease in the number of Ultimate Trader online accounts as well as a change in our pricing structure. Revenues from principal transactions decreased by $1,800,892, or 40.6%, from $4,437,449 for the nine month period ending June 30, 2000 to $2,636,557 for the nine month period ending June 30, 2001 mainly as a result of the significantly lower volume of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division. Interest and other income increased from $1,489,595 for the nine month period ending June 30, 2000 to $1,640,572 for the nine months ending June 30, 2001.

Interest expense increased from $191,898 for the nine months ended June 30, 2000 to $443,709 for the nine months ending June 30, 2001 as a result of interest charged on capitalized lease obligations. Interest expense related-party increased $272,727 due to increased borrowings from officers, as well as an increase in the average interest rate charged on borrowings.

As a result of the foregoing, net revenues decreased by $12,940,364, or 39.1%, from $33,100,935 for the nine months ending June 30, 2000 to $20,160,571 for the nine months ending June 30, 2001. Clients in the United States generated most of our revenues and no single client or group of related clients accounted for 10% or more of our revenues.

EXPENSES EXCLUDING INTEREST: Total expenses decreased by $4,230,817 or 11.4%, from $37,137,729 for the nine months ending June 30, 2000 to $32,901,912 for the nine months ending June 30, 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers. As a result of the decrease in the volume of business conducted by our online customers and the conversion of our customers to our proprietary direct access trading platform, such expenses decreased by $5,562,280, or 40.1%, from $13,887,975 for the nine months ending June 30, 2000 to $8,325,695 for the nine months ending June 30, 2001. Employment compensation and related costs increased by $618,700, or 7.1%, from $8,695,960 for the nine months ending June 30, 2000 to $9,314,660 for the nine months ending June 30, 2001, largely due to software developers that are no longer working on capitalizable software projects, and, accordingly, have their salaries expensed in the current period. Included in these current period compensation expenses are $1,279,608 incurred to modify our software to be used by our business to business software licensee in accordance with our licensing agreement. These expenses were offset by a reduction in staff due to client attrition. Communications expense increased by $205,151, or 15.4%, from $1,332,246 for the nine months ending June 30, 2000 to $1,537,397 for the nine months ending June 30, 2001 as a function of adding additional lines from our data providers and ECNs to our Dallas location, in order to create a back-up to our system. These expenses were offset by more favorable communication costs as we were able to renegotiate certain telecommunications contracts.

Business development expenses consist of television, radio, online and print advertising to obtain new clients. These expenses decreased by $4,881,946, or 71.1%, from $6,870,166 for the nine months ending June 30, 2000 to $1,988,220 for the nine months ending June 30, 2001 as the Company decreased its planned advertising and promotional efforts.

Professional services increased by $1,247,111 or 94.2% from $1,324,053 for the nine months ended June 30, 2000 to $2,571,164 for the nine months ending June 30, 2001 due to the use of software consultants and the use of an investor relations firm. The software consulting expense totaled $1,510,469. These software consultants were utilized to modify our software to be used by our business to business licensee in accordance with our licensing agreement. Additionally professional services increased by $290,000 due to the use of an investor relations firm. These costs were offset by reduced employee acquisition costs. Occupancy and equipment costs increased by $852,094, or 23.8%, from $3,578,724 for the nine months ending June 30, 2000 to $4,430,818 for the nine months ending June 30, 2001 primarily due to the addition of 7,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the transition of our clients to our proprietary direct access trading platform. Depreciation and amortization increased by $3,262,203, or 443.9%, from $734,806 for the nine months ending June 30, 2000 to $3,997,009 for the nine months ending June 30, 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses increased by $23,150, or 3.9%, from $713,799 for the nine months ending June 30, 2000 to $736,949 for the nine months ending June 30, 2001.

The income tax provision decreased from $21,413 for the nine months ended June 30, 2000 to $19,961 for the nine months ending June 30, 2001.

As a consequence of the foregoing, our net loss increased from $4,058,207 for the nine months ending June 30, 2000 to a net loss of $13,464,916 for the nine months ending June 30, 2001.

Liquidity and Capital Resources

Prior to our initial public offering ("IPO"), our capital requirements had exceeded our cash flow from operations as we built our business. Since the IPO, the proceeds from the IPO, the exercise of stock options and warrants of $3,348,818, the sale of $3,000,000 of stock through our equity line facility, loans from officers of $4,475,000, a private placement of $10,012,127, and cash flow from operations have been able to satisfy our cash needs as we continue to grow our business.

On April 2, 2001 the Company sold 2,027,241 shares of common stock in a private placement offering. The common stock was issued at $5.50 per share. The private placement offering generated total net proceeds of $10,012,127. In addition, the Company issued warrants expiring April 1, 2004 to acquire 608,174 shares of the Company's common stock at an exercise price of $6.75 per share. The Company has registered the shares for resale under the Securities Act of 1933, as amended.

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

We continue to grow our brokerage and software licensing businesses and are considering certain strategic acquisitions. In order to fund these activities we will need to raise additional financing, either through our existing equity line of credit or alternative sources. However, there can be no guarantee that alternative sources of funding will be available.

Cash used in operating activities during the nine months ended June 30, 2001 was $10,921,400 as compared to $1,322,630 for the nine months ended June 30, 2000. The Company had a net loss of $12,927,137, an increase in receivables from brokers of $123,358, a decrease in accrued liabilities of $2,161,046, a decrease in securities sold not yet purchased of $163,140, a decrease in securities owned of $191,839, a decrease in restricted cash of $38,462, and non-cash items such as depreciation and amortization of $3,997,009 and a loss from investments of $165,835.

Cash used in investing activities was $1,483,865 during the nine months ended June 30, 2001 compared to $5,008,516 during the nine months ending June 30, 2000. Uses of cash in the nine months ending June 30, 2001 related to purchases of equipment, software and leasehold improvements made in the Company's new facility at 40 Wall Street. In addition to the cash used in investing activities during the nine months ended June 30, 2001, the Company accrued accounts payable relating to purchases of property and equipment and leasehold improvements of $317,802 during this period.

Cash provided by financing activities was $10,580,484 during the nine months ending June 30, 2001 compared to $2,863,328 during the nine months ended June 30, 2000. Cash provided by financing activities during the nine months ending June 30, 2001 consisted primarily of net proceeds from our private placement offering of $10,012,127, loans made by officers of the Company of $975,000, and proceeds from the exercise of options of $987,290. These were offset by payments made for capital lease obligations of $451,672, and repayments of notes payable of $938,928.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with Penson Financial Services, Inc., our clearing broker, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international licensees, and we do not hold any assets or incur any liabilities denominated in foreign currency.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a) None.

         (b) None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001

                                       A. B. WATLEY GROUP INC

                                       By: /s/ Steven Malin
                                           ----------------
                                           Steven Malin
                                           Chairman and Chief Executive Officer

                                       By: /s/ Joseph M. Ramos, Jr.
                                           ------------------------
                                           Joseph M. Ramos, Jr.
                                           Executive Vice President and
                                           Chief Financial Officer