Form 10-Q/A
period 2001-06-30
A B WATLEY GROUP INC
filed 2001-08-20
CIK 1035632

                                    FORM 10-Q/A

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

     This Amendment is being filed to correct certain numerical and percentage errors contained in the following sections of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 10-Q filed with the Securities and Exchange Commission on August 14, 2001:
"Results of Operations - Three Months ending June 30, 2001 compared to the three months ending June 30, 2000 - REVENUES"; "- EXPENSES EXCLUDING INTEREST";
"- Nine months ended June 30, 2001 compared to nine months ended June 30, 2000"; "- EXPENSES EXCLUDING INTEREST"; and "Liquidity and Capital Resources." Accordingly, Item 2. is being refiled in its entirety.

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

As a result of the foregoing, net revenues decreased by $6,788,090, or 56.6%, from $12,000,186 for the June 30, 2000 quarter to $5,212,096 for the quarter ending June 30, 2001. Most of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

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

Professional services increased from $365,013 for the June 30, 2000 quarter to $1,437,920 for the quarter ending June 30, 2001 due primarily to the use of software consultants and an investor relations firm. The software consulting expense totaled $856,666. The consultants were utilized to modify our software to be used by our licensee in accordance with our licensing agreement, as well as to continue support of our software platform. Additionally professional services increased by $230,000 due to the use of an investor relations firm. Occupancy and equipment costs increased by $398,486, or 34.3%, from $1,160,136 for the June 30, 2000 quarter to $1,558,622 for the quarter ending June 30, 2001 due to the addition of 7,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the transactions of our proprietary direct access trading platform. Depreciation and amortization increased by $1,139,251, or 384.6%, from $296,217 for the June 30, 2000 quarter to $1,435,468 for the quarter ending June 30, 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses decreased by $48,433, or 15.6%, from $311,263 for the June 30, 2000 quarter to $262,830 for the quarter ending June 30, 2001.

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

EXPENSES EXCLUDING INTEREST: Total expenses decreased by $4,235,817 or 11.4%, from $37,137,729 for the nine months ending June 30, 2000 to $32,901,912 for the nine months ending June 30, 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers. As a result of the decrease in the volume of business conducted by our online customers and the conversion of our customers to our proprietary direct access trading platform, such expenses decreased by $5,562,280, or 40.1%, from $13,887,975 for the nine months ending June 30, 2000 to $8,325,695 for the nine months ending June 30, 2001. Employment compensation and related costs increased by $618,700, or 7.1%, from $8,695,960 for the nine months ending June 30, 2000 to $9,314,660 for the nine months ending June 30, 2001, largely due to software developers that are no longer working on capitalizable software projects, and, accordingly, have their salaries expensed in the current period. Included in these current period compensation expenses are $1,279,608 incurred to modify our software to be used by our business to business software licensee in accordance with our licensing agreement. These expenses were offset by a reduction in staff due to client attrition. Communications expense increased by $205,151, or 15.4%, from $1,332,246 for the nine months ending June 30, 2000 to $1,537,397 for the nine months ending June 30, 2001 as a function of adding additional lines from our data providers and ECNs to our Dallas location, in order to create a back-up to our system. These expenses were offset by more favorable communication costs as we were able to renegotiate certain telecommunications contracts.

Business development expenses consist of television, radio, online and print advertising to obtain new clients. These expenses decreased by $4,881,946, or 71.1%, from $6,870,166 for the nine months ending June 30, 2000 to $1,988,220 for the nine months ending June 30, 2001 as the Company decreased its planned advertising and promotional efforts.

Professional services increased by $1,247,111 or 94.2% from $1,324,053 for the nine months ended June 30, 2000 to $2,571,164 for the nine months ending June 30, 2001 due to the use of software consultants and the use of an investor relations firm. The software consulting expense totaled $1,510,469. These software consultants were utilized to modify our software to be used by our business to business licensee in accordance with our licensing agreement. Additionally professional services increased by $290,000 due to the use of an investor relations firm. These costs were offset by reduced employee acquisition costs. Occupancy and equipment costs increased by $852,094, or 23.8%, from $3,578,724 for the nine months ending June 30, 2000 to $4,430,818 for the nine months ending June 30, 2001 primarily due to the addition of 7,000 square feet at 40 Wall Street and the leasing of additional equipment to increase our capacity and to facilitate the transition of our clients to our proprietary direct access trading platform. Depreciation and amortization increased by $3,262,203, or 443.9%, from $734,806 for the nine months ending June 30, 2000 to $3,997,009 for the nine months ending June 30, 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses increased by $23,150, or 3.2%, from $713,799 for the nine months ending June 30, 2000 to $736,949 for the nine months ending June 30, 2001.

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

Cash used in operating activities during the nine months ended June 30, 2001 was $10,921,400 as compared to $1,322,630 for the nine months ended June 30, 2000. The Company had a net loss of $13,464,916, an increase in receivables from brokers of $123,358, a decrease in accrued liabilities of $2,161,046, a decrease in securities sold not yet purchased of $163,140, a decrease in securities owned of $191,839, a decrease in restricted cash of $38,462, and non-cash items such as depreciation and amortization of $3,997,009 and a loss from investments of $703,614.

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

Date: August 20, 2001

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