Form 10-K
period 2001-09-30
A B WATLEY GROUP INC
filed 2002-01-15
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ______ to ______

                         Commission file number: 1-14897

                             A.B. Watley Group Inc.
                             ----------------------
                (Name of registrant as specified in its charter)

          Delaware                                      13-3911867
-------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

        40 Wall Street, New York, New York               10005
     ----------------------------------------         ----------
     (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code: (212) 422-1100
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:


                                      None

          Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

         The issuer's revenues for the fiscal year ended September 30, 2001 were $25,471,902.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant on January 11, 2002 (computed by reference to the closing price of such stock on such date) was approximately $20,730,922. The number of shares of common stock, par value $.001 per share, outstanding as of December 31, 2001 was 12,887,138 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

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

                                     PART I

Item 1. Business

A.B. Watley Group Inc. ("company" or "Watley") is the parent company of A.B. Watley, Inc., a New York registered broker-dealer that operates both direct-access trading and third market institutional sales trading brokerage businesses. A.B. Watley Group Inc. provides direct-access trading capabilities and related software to both retail as well as corporate customers. As of September 30, 2001, the brokerage firm had approximately 12,000 retail customers. In August 2000 we began marketing our proprietary technology, which we call a Direct-Access Vertical Exchange (DAVE), to the brokerage and banking industries. These initiatives resulted in our licensing agreement with E*TRADE Group, Inc. Historically, revenues have been generated primarily from retail and institutional customer transactional fees. In the future, we anticipate augmenting that revenue with licensing and related fees from corporate clients.

The primary goal of the firm is to become cash-flow positive as quickly as possible. Having spent a great deal of money on developing and implementing our technological infrastructure and trading software for our target markets, we are now poised to both reduce costs and expand the core businesses on this efficient superstructure.

Cost cutting initiatives will include aggressively reducing headcount, renegotiating our clearing agreements at more favorable rates, reducing use of software consultants and implementing more cost efficient methods of software development. We expect to reduce our total headcount by 30% over the next several months. We recently completed renegotiation of our clearing agreements which will result in savings of approximately 38% based on current trading levels. While we will continue to consider the possibility of self-clearing in the future, it is not currently cost efficient to do so given our new clearing agreements and current trading levels. Having completed our direct-access trading platform, along with receiving acceptance from E*Trade in accordance with the terms of our contract, we will greatly reduce our dependence on software consultants. In fiscal year ended 2001, software consultants amounted to approximately $4,000,000.

We will continue to pursue a two pronged approach to grow our business. Having experienced a challenging year in 2001, we are focusing on our two core competencies: servicing the most active trading segment of the online trading community and actively pursuing additional software licensing clients.

On November 2, 2001, Watley acquired substantially all the assets of On-Site Trading, Inc. ("On-Site") and assumed $1.8 million in liabilities. This acquisition included On-Site's client's base, a limited liability corporation (the "LLC"), two branches owned by On-Site, and agreements with 12 non-business branch locations ("NBBL"). National Association of Securities Dealers ("NASD") Rule 3010(g) defines "branch office" and includes several exemptions from branch office registration requirements for non-branch business locations that meet certain conditions under the Rule. The conditions include limitations on how the NBBL is advertised to the public. The Securities and Exchange Commission has further clarified what represents a branch versus an NBBL. Any office location that (i) performs any function of an office of supervisory jurisdiction, (ii) publicly displays signage, (iii) operates from public areas of buildings, such as bank branches, even when such locations are temporarily staffed, or (iv) advertises an address in any public media would still be required to register as a branch office. Such locations hold themselves out to the public as being places where the member conducts a securities business and thus, come within the definition of a branch office. Watley acquired these assets for 1.875 million shares of common stock. The liability portion is to be put toward On-Site's liabilities to LLC and will be paid out over a three-year period.

Watley acquired a total of 1,700 accounts representing assets (account balances and securities) of $84 million. The account breakdown is as follows; 1,200 of those clients were being serviced from branches or non-business branch locations. 500 of those 1,700 clients were what we call `remote' users, or Internet-based users. As of December 31, 2001, average customer account balances were $36,800, and average customer trades were 3,000 per day. The acquired branches are located in Boca Raton, Florida and Great Neck, New York. Coupled with the branch acquisitions, the additional non-business branch locations in Encino CA, Chicago IL, Glen Cove NY, Naples FL, West Palm Beach FL, Bethesda MD, Brooklyn NY, Cedarhurst NY, Melville NY, Birmingham AL, Red Bank NJ, and Beverly Hills CA give Watley a national presence to leverage business growth and marketing efforts. The distinction between the branches and the non-business branch locations is for an NBBL the branch manager is responsible for all branch expenses (rent, computer hardware, and communications) and in turn receives a portion of the commissions paid by the branch customers. For owned branches the company is responsible for all branch expenses and the branch manager is an employee of the company. As such, the branch manager does not receive any of the branch commissions.

The LLC was formed, and operates in 12 states, as a means for registered professionals to engage in proprietary trading utilizing the LLC's funds in securities transactions. The LLC engages exclusively in proprietary trading and does not conduct business with the public. A $20,000 capital contribution is required to become a Class B member. Intraday/Overnight buying power is available to the Class B member to the extent that the aggregation of all positions in all of the company's accounts are within the firm's Net Capital requirements and is also limited in accordance with risk parameters set up by the Class A member based on the Class B member's capital balance. The buying power available to an LLC Class B member is generally higher than that available to a broker-dealer customer. The registered professionals are the Class B members of the LLC. The LLC is a registered broker-dealer and a member of the PHLX. Watley is the Class A member of the LLC.

As our company integrates these assets and personnel. We intend to leverage the marketing potential that this branch and non-business branch location network represents to generate growth as well as additional cost savings by eliminating redundant functions. We have has already identified and eliminated all major redundancies and are working actively to integrate the business and achieve additional cost savings. As we integrate the new client base completely, we have commenced an internal initiative to migrate as many of the old On-Site user base from the old Redi Trading platform using the clearing services of Spear, Leeds & Kellogg ("Spear Leeds"), to our own UltimateTrader(R) II platform clearing through Penson Financial Services, Inc. Our strategy is continue to provide the Redi system to those users, with an aggressive marketing and pricing campaign to convert as many as possible to the Watley platform to continue to reduce costs and streamline operations. As we migrate these clients over, even greater economies of scale will be realized.

The acquisition of assets of On-Site is on course to be a cash flow positive, or accretive, acquisition. The selective acquisition of these types of businesses will be an integral part of our plan moving forward and will allow us to achieve greater economies of scale through our operations and highly scalable trading platform.

The On-Site acquisition initiated our strategy to roll-up select, cash flow positive and complementary brokerage businesses. We think that Watley has a significant competitive advantage within the direct-access market segment in that we are in a position to use equity as a viable acquisition currency if a deal makes economic sense. There are a number of very attractive brokerage companies with complementary client bases to ours that our company's structure can incorporate intelligently into our current infrastructure goals. We are actively engaged in negotiations with a number of them.

We are working to make software licensing a core revenue source in the future. After our signing a contract with E*Trade Group, Inc. ("E*Trade") in November of 2000, we committed significant development resources in order to bring that licensing endeavor to fruition. Having spent nearly six months in development to integrate the data delivery and front-end presentation layer portions of our software into their transaction engine, we entered into a testing environment in July 2001. E*Trade launched our product into a production environment in September. By the end of December 2001 we had billed E*Trade in excess of $345,000 for both licensing and development work. Additionally, we have reached an agreement that stipulates that we may serve as a development resource for E*Trade on software development outside the scope of the original contractual obligations regarding the delivered software. As the quality of our software is constantly improving and we gain momentum and market acceptance, we hope to obtain more licensing deals. Our primary target for licensing remains the online brokerage community, clearing corporations and banks.

New Opportunities

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

We believe our subsidiary, A.B. Watley, Inc., is one of the largest direct-access brokerage firms in the U.S. A.B. Watley, Inc. is a registered securities broker-dealer and member of the National Association of Securities Dealers, Inc. Through this unit we provide real-time online financial brokerage products and services to retail and institutional customers.

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

Pronounced Market Segmentation

As the brokerage industry has matured, market segmentation has become more pronounced. Segments within the industry are defined and identified based on a variety of demographic factors. One of these factors is customer trading activity. In July 2000, Robertson Stephens, Inc. stated in its Active Trading report that active traders (all accounts trading 30-plus times a quarter), represent approximately 54% of the 1.68 million average online daily trades yet only 6.3%, or 800,100 of approximately 12.7 million total online accounts. This translates into 910,000 trades per day from 800,100 accounts, or an average of 68 trades per account per quarter, versus the overall online industry average of 7 trades per quarter. Although these numbers are from the year 2000, and online trading has slowed down in the year 2001, we believe that the percentages that they represent continue to remain valid.

Since inception, we have targeted and served the most active 5-7% of trading clients in the U.S. It is our belief that this group also happens to be among the most profitable and historically under-serviced segment within the brokerage community. This active trading segment is our primary target market.

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

We are positioned to provide this market segment with some of the most sophisticated trading systems available. As recently as five years ago, a website that offered online trading technology was considered state-of-the-art. Today, our direct-access technology, featuring smart-order routing and split-second trade execution empowers all investors. While many of our competitors in the brokerage industry decide whether to adopt this leading edge technology, we have created and grown our business model based on three core elements that together represent the foundation of our trading platforms. These core elements are maximum liquidity, transparency and speed.

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

Additional and more recent rule changes have facilitated the emergence of direct-access trading technology and business models offering such technology. The Securities and Exchange Commission has adopted two rules to improve public disclosure of order execution and routing practices. Under Rule 11Ac1-5, market centers that trade Nasdaq National Market System securities are required to make available to the public monthly electronic reports that include uniform statistical measures of execution quality. Under Rule 11Ac1-6, broker-dealers that route customer orders in equity and option securities to certain destinations for execution are required to make available on a quarterly basis reports that, among other things, identify the venues to which customer orders are routed for execution. In addition, broker-dealers will be required to disclose to customers, on request, the venues to which their individual orders were routed. By reporting execution activity, many expect that the brokerage industry, in particular order-handing, will become more transparent to the public. These rules are also intended to spur more vigorous competition among market participants to provide the best possible prices for investor orders.

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

The Future of Direct-Access Trading Technology and DAVE

Our services are delivered through DAVE, which is a combination of our proprietary: (a) ticker plant; (b) order entry and trade processing and (c) data delivery engines. Today, customers can access DAVE through (i) UltimateTrader(R) II, our proprietary client-server direct-access software application; and (ii) WatleyTrader, our proprietary web-based direct-access platform.

Benefits of our proprietary technology platform to us include significantly increased scalability, reliability and manageability. We also expect our technology platform to substantially increase operating margins by eliminating almost all third-party software licensing and data services fees and streamlining internal information management support.

State-of-the-Art Technology

In the latter part of 1998, we commenced a strategic upgrade of our entire technology platform in order to support an anticipated increase in demand for our direct-access online brokerage services. Since that time, we have developed and launched DAVE, our state-of-the-art trading and market data system. Our system is designed to accommodate substantial increases in both client demand and the regulatory requirements resulting from decimalization, regulatory reporting changes and T+1 settlement. Our current implementation of leading-edge order entry and trade processing and data delivery technology ensures scalability, flexibility, reliability and manageability to accommodate the "next wave of change in the financial markets."

Features

Our technology model provides a number of significant and value-added benefits to active investors:

--------------------------------------------------------------------------------
A.B. Watley Technology Benefits for the retail market
--------------------------------------------------------------------------------
System Feature                        Client Benefits
--------------------------------------------------------------------------------
o   Direct Access to Exchanges &      o   Allows investors to execute
    ECNs                                  independently of third party market
                                          makers for more efficient executions.
                                          Provides ability to act as "market
                                          maker" on par with institutional
                                          traders.

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

o   Order Routing Discretion          o   Enables investors to actively
                                          determine venue for order execution
                                          among variety of alternatives (Island,
                                          Instinet, other ECNs, NASDAQ, specific
                                          market makers, NYSE DOT, our company
                                          block trade desk). Provides critical
                                          added ability to trade at the best
                                          price.
--------------------------------------------------------------------------------
o   NASDAQ Level II Data              o   Enables access to complete range of
                                          bid/ask, volume and market depth for
                                          variety of execution markets.
--------------------------------------------------------------------------------
o   Realtime Data Analytics           o   Provides best available retail package
                                          of realtime, streaming market data,
                                          charts and technical analysis. This
                                          suite of content includes intraday
                                          charting, a variety of analytical
                                          studies (e.g., RSI, moving averages,
                                          MACD), time and sales, option quote
                                          chains, regional exchange quotes and
                                          news.
--------------------------------------------------------------------------------
o   High Utilization Capacity         o   Affords access to our company's
                                          technology platform by entire client
                                          base on simultaneous basis. Critical
                                          given consistent high level of
                                          concurrent utilization and spikes in
                                          utilization due to highly volatile
                                          market movements and shifts in market
                                          liquidity.
--------------------------------------------------------------------------------

Technology Summary

We have created an enterprise class ticker plant, data delivery (DD) system and order and entry trade processing (OETP) system for the U.S. securities markets that is state-of-the-art. Our Direct-Access Vertical Exchange, or DAVE, system architecture is resident in a Sun Solaris UNIX operating environment and is comprised of a number of best of breed component middleware parts, commercial grade and proprietary databases and administered and continuously improved on by seasoned professionals at the cutting edge of financial services technology.

For the market data delivery side of DAVE, we run proprietary database systems in a combination of JAVA and C++. On the order entry and trade processing portion, we run database systems provided by Oracle. Through a combination of these components and proprietary business logic, the OETP (Order Entry and Trade Processing) component system provides a platform to handle vast numbers of users engaged in high-volume direct-access trading.

The DAVE: Open/Distributed Enterprise Architecture

                                            [GRAPHIC]

                  --------------
                  UltimateTrader ----
                      Client          |
                  --------------      |
                                      |                           -------------
                                      |                      ----      B2B
                                      |                     |        Partner
                                      |      INTERNET/      |     -------------
                                      | ---- INTRANET  ---- |
                                      |          |          |     -------------
                                      |          |           ----   3rd Party
                                      |          |                 Application
                                      |          |                -------------
                  --------------      |          |
                        Web      ----            |
                  --------------                 |
                                           ------------
                                             Multiple
                                             Redundant
                                             Internet
                                            Connection
                                           ------------
                                                 |
                              --------------------------------------
                             |                                      |
              --------------------------------       --------------------------------
              Order Entry and Trade Processing             Data Delivery System

                     Tuxedo Transaction                     Tuxedo Transaction
--------                Monitoring MW                          Monitoring MW               --------
 Oracle  ----     JMS Publish and Subscribe                   JMS Middleware          ----  Oracle
Database         Multiple SUN E-4500 Servers            Multiple SUN E-4500 Servers        Database
--------      --------------------------------       --------------------------------      --------
                    /                \                                \
                   /                  \                                \
   -----------------------    -----------------------           -----------------------
        Service Bureau           Exchange Interfaces              Market News and Data
          Back Office               NYSE, NASDAQ,                  NASDAQ, CME, CBOT,
                                  ECNs, Order Desk                     NYSE, OPRA
   -----------------------    -----------------------           -----------------------

Highly Scalable and Cost Efficient UNIX-based trading system

Our upgraded platform has been developed to run on UNIX computing platforms, offering the benefit of expansion and scalability. This in turn allows for the ready "cloning" of the technology platform with minimum modification and cost to accommodate a substantial increase in customer demand in forms of data feeds and transactions. UNIX also contributes significantly to the efficiency of the platform by providing superior processing capacity, thereby requiring fewer servers to process trading activity. Fewer UNIX servers also implies lower server-related maintenance costs relative to NT servers.

System scalability has also been enhanced by the utilization of a Massive Parallel Processing (MPP) architecture design. By managing transaction processing on a "stateless" basis, our system enables increased processing power in proportion to the addition of hardware. This increased processing power was vital when the securities markets moved to decimalization (increasing market data volume by two to three times). It will also be a very important aspect of our readiness for when the markets move to a T+1 settlement environment (necessitating realtime order entries to back-end or service bureau mainframes).

Open/Distributed Enterprise Architecture Highly Flexible

Both the OETP and DD systems utilize the C++/Java programming paradigm in connection with object oriented application development and iterative development cycles. As a result, the primary software components utilized in both systems can be readily modified for future upgrades and projects. By adopting an open architecture approach, moreover, our system can integrate different protocols, application programming interfaces, third party applications, operating systems and hardware without disrupting the enterprise infrastructure.

The open architecture approach will also enable us to more easily integrate the trading system with third party software developer applications, thereby providing built-in potential scalability to alternative distribution channels controlled by third parties. This principle was proven by the fact that we effectively integrated with our first large licensing client, E*Trade.

Transaction Processing Architecture Highly Fault Tolerant

The transaction order-processing platform provides superior reliability by incorporating three major commercial enterprise class software entities. We achieve high availability with our databases by employing Oracle enterprise products. Through the utilization of JMS (JAVA messaging service) we achieve message delivery reliability. And through implementation of BEA Tuxedo middleware we are ensured that we achieve high levels of transactional integrity. In addition, effective recovery ability is provided through the storage of information in the database prior to the transmission of any message, data or transaction coupled with the ability to recall this data and restart transactions seamlessly.

System Reduces Cost of Market Data Delivery

Upon completion and launch of our proprietary data delivery and software product UltimateTrader II in September of 2000, we began the migration of our client base to our own proprietary platform. This migration caused such costs to be reduced from the $227.50 per month to approximately $13 per client per month. The proprietary software and associated scale economies will allow us to be one of the lowest cost providers of integrated real-time streaming market data.

The enhanced technology platform eliminates much of the effective cost of large-scale data delivery by employing a "publish and subscribe" delivery method that makes all market data available to all investors on an "as needed" basis. Unlike request-reply processing, publish-subscribe is "decoupled", allowing for asynchronous, anonymous and immediate communication without complicated administrative overhead. In conjunction with our proprietary compression methodology, this approach (i) ensured our ability to cope with surges in real-time market data demand as the industry migrated into a decimalized environment; and (ii) significantly reduced both the complexity of application code and the bandwidth and hardware required for market data delivery. The enhanced scalability of the Sun server platform further reduced the cost of data delivery by markedly reducing the number of servers required to support a large number of investors simultaneously receiving realtime information.

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

Architecture Allows for Efficient Administration

Our system incorporates a highly effective system administration function that provides a complete window on the entire Information Technology ("IT") platform, thereby allowing system administrators to work proactively to solve system problems before service may be affected. We utilize BMC Patrol for this critical task and have been very pleased with the results. This feature, in conjunction with the enhanced scalability of the Sun server platform, improves managerial control and efficiency by reducing systems administration staff requirements. Importantly, the remote administrative capabilities of the software enable us to utilize any variety of co-location facilities for further cost and manpower efficiencies and reliability.

Leading Technology Team

We presently maintain a dedicated in-house IT team with the proven expertise and resources necessary to fully develop, test, modify, maintain and administer a state-of-the-art online brokerage technology platform. Our technology team has been completely integrated into our business model from inception, and consists of 32 full-time IT professionals grouped into a development unit and a system administration unit. Our team is led by the former Director of IT Strategies for WorldCom. Also, several of our team members have gained experience with the U.S. Navy, Morgan Stanley Dean Witter, Goldman Sachs, American Airlines Sabre/Travelocity, EDS and State Farm Insurance.

Targeted Marketing Strategy for Both Retail and Business-to-Business Clients

Our marketing strategy is to simultaneously target the active trading segment of the retail customer universe and corporate clients within the banking and brokerage communities.

Active Trading Segment

In July 2000, Robertson Stephens stated in their Active Trading report that the active trader market (all accounts trading 30-plus times a quarter), represents 54% of the 1.68 million average online daily trades but only 6.3%, or 800,100, of the 12.7 million total online accounts. This translates into 910,000 trades per day from 800,100 accounts. Based on these findings, we presently have a market share of less than 1% of the active trader segment. We believe that because of the slowing of online trading in the year 2001, the active-trading segment is growing in significance. The casual investor may have dropped off in his volume of trades, but we believe that the active trader still represents 5-7% of the online trading universe and is still transacting over 50% of trading volume.

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

Corporate Client Segment

In addition to highly focused retail marketing, we began marketing our products to other brokerage firms in September of 2000. Through these efforts we procured our first licensing client. Our technological structure and products instilled confidence in that we could deliver this product to tens of thousands of customers of our licensing clients simultaneously, thus meeting the client's needs. Our advantages over other competitors in this lucrative B-2-B licensing arena include:

o   Scalable and cost-efficient UNIX based architecture
o   Highly flexible and adaptable system, allowing ease of client integration
o Proven software development support team, allowing for customized and differentiated products
o   Cost-efficient product delivery

Consistent with these competitive advantages, we entered into a licensing agreement with E*Trade. Under the terms of this agreement, we are providing a portion of our technology to E*Trade who will in turn offer it to its customers under the E*Trade brand name. To date E*Trade, starting in September 2001, has migrated approximately 1,000 customers onto our software. In December 2001 E*Trade, in accordance with our licensing agreement, has officially accepted our software.

In addition to large brokerage firms and banks, we are marketing our products and services to the broader day-trading small order execution system (SOES) industry.

Retail Product and Feature Set Matrix

We currently offer clients and business partners access to DAVE through two primary access points: (i) software (UltimateTrader(R) II ("UT II")); and (ii) web-based (WatleyTrader ("WT")). The following table illustrates the feature sets of each access point:

Product Access Points: . . . . . . . . . . . . . . . . . . . . . . UT II    WT
FREE Realtime Level II Data. . . . . . . . . . . . . . . . . . . . X        X
Quick buy and sell buttons with auto routing. . . . . . . . . . .  X        X
Detailed status report on each order entered. . . . . . . . . . .  X        X
Compatibility with MAC OS.X . . . . . . . . . . . . . . . . . . .  X
All activity and account information. . . . . . . . . . . . . . .  X        X
Links to historical P&L. . . . . . . . . . . . . . . . . . . . . . X        X
Dynamic Updating Quotations. . . . . . . . . . . . . . . . . . . . X        X
Unlimited Customized Pages. . . . . . . . . . . . . . . . . . . .  X
Realtime Purchasing Power. . . . . . . . . . . . . . . . . . . . . X        X
Minder View Portfolio Minder. . . . . . . . . . . . . . . . . . .  X        X
Position Minder. . . . . . . . . . . . . . . . . . . . . . . . . . X        X
Scrolling Tickers. . . . . . . . . . . . . . . . . . . . . . . . . X        X
Alarms. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  X        X
Quick Quotes. . . . . . . . . . . . . . . . . . . . . . . . . . .  X        X
Hot Keys. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  X        X
Charts with Technical Studies. . . . . . . . . . . . . . . . . . . X
Color Coded Market Maker Screens. . . . . . . . . . . . . . . . .  X        X
Time and Sales. . . . . . . . . . . . . . . . . . . . . . . . . .  X        X
Pre-Market Open and Post-Market Close Trading. . . . . . . . . . . X        X

Flagship Direct-access Product: UltimateTrader II

UltimateTrader II is our flagship and premium-level direct-access product accounting for approximately 65% of total commissions. It provides the user with the following feature set:

o FREE Realtime Level II Data - continuously updated display of market maker and electronic communication network current prices and changes.

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

o Pre-Market Open and Post-Market Close Trading - access to trading during both pre-market open (8:00 AM EST to 9:30 AM EST), and post-market close (4:00 PM EST to 5:00 PM EST) hours.

o Auto routing - Quick buy and sell buttons with the ability to execute/cancel trades with a simple keystroke.

o Detailed status report on each order entered - extensive review and order notification including date stamp, quantity, average price, market participant and user ID.

o Compatibility with MAC OS X - proprietary data delivery and execution platform deliverable through the Macintosh OS X operating system.

o All activity and account information - a detailed breakdown of order status, historical trade information and real time positions, buying power and realized P&L.

o   Links to historical P&L - the ability to see all realized profit and losses.

o Dynamic Updating Quotations - displays real time changes in prices and markets as they occur.

o Unlimited Customized Pages and screen real estate - allows clients to create computer screen layouts to their preference with their data and to scroll freely among these pages.

o Realtime Purchasing Power - allows clients to view current buying power, the value of the account as of the trading day's business morning.

o Portfolio Minder - used to create computer windows with comprehensive price and other data relating to a number of different securities.

o   Position Screen - displays existing open positions.

o Scrolling Tickers - displays price and trading volume information for the symbols that a client chooses on a live basis. The quotes will move through the ticker window as the server receives them.

o Alarms - alerts clients by an audio or visual pop-up when target criteria have been met for a specified security.

o Minder View - a fully configurable quote screen that can display virtually any information about the security selected.

o   Hot Keys - the ability to execute/cancel trades with a simple keystroke.

Additional Brokerage Services

In addition to the features listed above, we offer our clients a full range of services through third-party relationships. These include: Managed Asset Plan, Unlimited Checkwriting, Visa Gold Card Services, and Automatic MAP Deposit. Customers also have access to over 5,000 mutual funds. We also offer a full suite of research tools including access to Briefing.com and Zacks earnings estimates.

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

We provide live client support from Monday through Friday between the hours of 8:00 AM and 8:00 PM EST. Our client services department operates on a one-stop shopping basis, meaning that clients do not typically have to be transferred between departments to receive answers to their inquiries. We currently employ 25 Client Service personnel (inclusive of management), all of whom are registered representatives and are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support. A separate technical support team helps clients with particularly serious or persistent technical issues.

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

Operations, Clearing and Order Processing

We do not hold client funds or securities, nor do we generally execute and process directly either our own or our clients' securities transactions. Since October 1996, we have cleared all transactions for clients, on a fully disclosed basis, with Penson Financial Services, Inc. for retail accounts and Weiss, Peck & Greer, L.L.C. for institutional accounts. As of the acquisition of certain of On-Site's assets, we initiated a relationship with Spear Leeds. Although we have stated our intention in the past to convert to self-clearing operations, the reduced level of trading activity by our customers coupled with our recently renegotiated clearing agreements with our vendors has made the conversion to self-clearing uneconomical at the present time. We will continue to monitor our clearing relationships and may reconsider the option to self-clear once we have built our trading volumes to sustainable levels that make it economical to commit the capital and manpower necessary to make self-clearing a viable endeavor.

Our agreement with such clearing brokers provide that the clearing brokers process all securities transactions for our account and the accounts of our clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify and hold the clearing brokers harmless from certain liabilities or claims, including claims arising from the transactions of our clients, which could be material in amount. Our clearing agreements may be terminated by either party, upon 60 days' written notice for Penson Financial Services, Inc., and 30 days prior written notice for Weiss, Peck & Greer, L.L.C. and Spear Leeds. We depend on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. By engaging the processing services of clearing brokers, however, we are exempt from certain reserve requirements imposed by federal laws.

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

Third-Market Institutional Sales Desk

Our third-market institutional sales and trading desk specializes in facilitating and/or executing large-block transactions in approximately 500 thinly traded equity securities, and services approximately 600 institutional clients. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous, with average trades ranging in the 25,000 to 50,000 share size. Approximately forty-percent of the transactions handled represent a "cross" trade (where we match both buyer and seller). We match these institutional buyers and sellers to execute off-exchange transactions, to minimize the impact on the market and prevent our client's positions from being disclosed to competing firms. Our third-market institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund and money managers. Approximately 33% of our commission revenues for our fiscal year ended
September 30, 2001 were derived from the institutional trading desk.

Investment Considerations and Risk Factors

Although we are optimistic that we will be able to continue our growth and strengthen our position in the online and electronic trading of securities, we also acknowledge that our business and this industry in general are subject to a number of risks and uncertainties which could adversely affect future results. Among these are:

1. Requirement of Additional Financing. We may need to obtain additional financial resources as we have not yet begun to generate sufficient internal cash flow to support our activities. To the extent that such additional sources of financing are not available or feasible, such lack of financing could have a material adverse effect on our business. Even if we are able to arrange additional financing, the terms may not be favorable to our company and may cause substantial dilution to the ownership percentages of existing stockholders.

2. Continued Downturns in the Securities Industry Could Adversely Affect Our Business. A significant portion of our revenues in recent years has been from online brokerage commissions and related services. During the last fiscal year, we experienced a decrease of 2,831 UltimateTrader accounts or 48.94% of such accounts, as well as a significant decrease in overall trading activity by on-line traders. If we continue to lose accounts or continue to see a significant decrease in trading activity by our customers, it could severely negatively impact our viability.

3. Competition In the Online and Electronic Brokerage Business Is Increasing. Not only are we faced with competing with the traditional electronic trading firms, such as E*Trade and E-Schwab, as well as smaller sized competitors, but we are also faced with the entry of new firms, including traditional brokerage firms such as Merrill Lynch, and the emergence of giants, such as Goldman Sachs & Co., as a sponsor or joint venturer of e-commerce brokerage firms and electronic communications networks. We will continue to compete based upon what we perceive as the excellence of our trading systems, the skills of our customer service personnel, the breadth of information and other services provided, attractive pricing of our services and maintenance and upgrade of our technology. Although added competition has also served to increase the overall market for this type of brokerage service, the increased competition also places more pressure on us in our competitive efforts, including a need to increase our marketing efforts, which is already underway.

4. We Are Expanding Rapidly and Need to Properly Manage Our Increased Infrastructure. The expansion of our business has led us to increase our systems and personnel. These must be managed efficiently and places additional burdens upon executive management.

5. We Must Maintain Our Access to The Most Improved Technology. Technological changes continue in the electronic commerce field generally and in our segment of online brokerage. We must keep pace with these technological developments by a combination of licensing and developing software, to be able to continue to provide what we regard as highly efficient and attractive services and systems for our accounts.

6. Our Industry Faces Substantial Regulatory Supervision. We, as well as all members of the U.S. securities brokerage industry, are regulated by the NASD and SEC. These supervisory bodies have tended to increase the intensity of their regulatory efforts, particularly with respect to the online trading industry. Additional regulations have been proposed, from time to time, dealing with the suitability of online trading and broker supervision of accounts. All these place a greater burden on the conduct of our electronic and online brokerage business.

Suppliers

We obtain financial information from a number of third-party suppliers of software and information services, including Townsend Analytics, Ltd. and S&P ComStock, Inc. We have a number of alternative sources of supply of these items of software and information services available to us at comparable cost, on a timely basis to provide adequate replacements, if arrangements with any of our current suppliers are abrogated.

Marketing and Advertising

We have significantly reduced our marketing and advertising expenditures and, in turn, are growing the business through acquisitions and further development of our branch businesses.

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

We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Group, Inc.; Charles Schwab & Co., Inc.; Cybertrader, Inc.; Quick & Reilly, Inc.; Waterhouse Securities, Inc.; Fidelity Brokerage Services, Inc.; Datek Securities Corp.; Protrader Securities Corp. and Tradecast Securities Ltd. We also face competition for clients from full commission brokerage firms, including Merrill Lynch & Co., Inc.; Morgan Stanley Dean Witter & Co.; PaineWebber Incorporated; and Salomon Smith Barney, as well as financial institutions and mutual funds.

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

As of September 30, 2001, Watley was required to maintain minimum net capital, in accordance with SEC rules, of approximately $176,021 and had total net capital of $423,436 or approximately $247,415 in excess of minimum net capital requirements.

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

Acquisition of Assets of On-Site Trading, Inc.

On November 2, 2001 our company acquired substantially all the assets of On-Site, a privately-held direct-access trading firm based in Great Neck, New York. However, on October 1, 2001, prior to the signing of a definitive agreement On-Site agreed to transfer the customer accounts to A.B. Watley. The purchase included the acquisition of approximately 500 Internet-based accounts and 1,200 accounts in 14 service locations that constitute approximately $84 million of customer assets. On-Site's active client base averages 88 trades per account per month generating approximately $1.3 million in monthly gross revenues for the month of October 2001. The cost of the acquisition was valued at $7.4 million, consisting of 1,875,000 shares of our common stock and the assumption over a three-year period of up to $1.8 million in liabilities.

Personnel

As of December 1, 2001, we employed a total of 124 persons, of whom 8 are engaged in executive management, 24 in trading activities, 6 in information technology, 2 in client service, 10 in sales and marketing, 9 clerical and back office personnel, as well as 11 other employees. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

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

Item 2. Properties.

Our principal offices are located at 40 Wall Street, New York, New York, where we occupy approximately 49,117 square feet at an annual cost of approximately $1,400,000, or $116,000 per month, plus escalations. The initial term of the lease for such office space expires in June 2009. We also occupy approximately 16,000 square feet at an annual cost of $204,000 in Allen, Texas. The initial term of the lease for such space expires in June 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     a) Annual Meeting of Stockholders, July 17, 2001.

     b) Directors elected at the meeting:

                  Steven Malin
                  Robert Malin
                  Anthony G. Huston
                  Leon Ferguson
                  Mark Chambre
                  Michael B. Kraines
                  Stanley Weinstein


     c) Election of Directors:

                                                     For               Against
                                                     ---               -------
                  Steven Malin                       7,432,302         20,520
                  Robert Malin                       7,432,302         20,520
                  Anthony G. Huston                  7,432,302         20,520
                  Leon Ferguson                      7,432,302         20,520
                  Mark Chambre                       7,432,302         20,520
                  Michael B. Kraines                 7,432,302         20,520
                  Stanley Weinstein                  7,432,302         20,520

            Approval of 2000 Stock Option Plan:

                  For               Against          Abstained         Unvoted
                  ---               -------          ---------         -------
                  3,878,974         56,520             9,048           3,508,280


         Ratification of selection of Ernst & Young LLP as independent accountants:

                  For               Against          Abstained         Unvoted
                  ---               -------          ---------         -------
                  7,449,651           1,735            1,436                 0



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) Trading in our company's shares of common stock presently takes place on the NASDAQ National Market under the symbol ABWG.

         The following table sets forth the range of high and low sales prices for our company's common stock for the last two completed fiscal years:

                 Fiscal 2000:                           High          Low
                 ------------                           ----          ---

                         10/1/99 -12/31/99              $14.25        $9.4375
                         1/01/00 - 3/31/00              $28.25        $9.75
                         4/01/00 - 6/30/00              $27.50        $15.25
                         7/01/00 - 9/30/00              $26.9375      $9.00

                 Fiscal 2001:                           High          Low
                 ------------                           ----          ---

                         10/1/00 -12/31/00              $15.13        $4.56
                         1/01/01 - 3/31/01              $10.25        $5.25
                         4/01/01 - 6/30/01              $14.30        $4.94
                         7/01/01 - 9/30/01              $7.93         $2.80

         (b) The number of holders of our company's common stock was 76 on December 31, 2001, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

         (c) Our company has not paid a cash dividend since inception.


Item 6. Selected Financial Data.

Income Statement Data

                                                                           Years ended
                                                                           -----------
                                                          September 30,               September 30,            September 30,
                                                              2001                          2000                    1999
                                                              ----                          ----                    ----
Revenues:
Commissions                                                $18,887,752                   $32,968,193            $16,198,858
Data service fees                                            1,297,117                     2,015,396              1,640,123
Principal transactions                                       3,196,844                     5,689,695              2,456,874
Interest and other income                                    2,084,009                     2,073,190                685,578
Interest income - related party                                  6,180                         6,180                  6,180
                                                          ------------                   -----------            -----------
Total revenues                                              25,471,902                    42,752,654             20,987,613

Interest expense                                               852,967                       373,354                333,457
Interest expense to officer                                    398,117                        71,417                 15,000
                                                          ------------                   -----------            -----------
Net revenues                                                24,220,818                    42,307,883             20,639,156
                                                          ------------                   -----------             ----------
Expenses:
Commissions, floor brokerage, and clearing charges          10,572,220                    20,605,576              7,967,765
Employee compensation and related costs                     12,686,615                    11,802,131              5,306,590
Other expenses                                              21,253,846                    19,436,768              7,956,784
                                                          ------------                   -----------            -----------
Total expenses                                              44,512,681                    51,844,475             21,231,139
                                                          ------------                   -----------            -----------

Loss from operations                                       (20,291,863)                   (9,536,592)              (591,983)

Loss on investments                                            703,614                       256,386                      -
                                                          ------------                   -----------            -----------
Loss before income tax and extraordinary loss on early
   extinguishment of debt                                  (20,995,477)                   (9,792,978)              (591,983)
Income tax provision                                            28,697                        53,913                 32,494
                                                          ------------                   -----------            -----------
Loss before extraordinary loss on early extinguishment
   of debt                                                 (21,024,174)                   (9,846,891)              (624,477)
Extraordinary loss on early extinguishment of debt                   -                             -               (177,125)
                                                          ------------                   -----------            -----------
Net income (loss)                                         $(21,024,174)                  ($9,846,891)             ($801,602)
                                                          ============                   ===========            ===========


Per Share Data
Basic and diluted earnings before extraordinary item per
   common share                                                 ($2.12)                       ($1.21)                ($0.09)
                                                                =======                       =======                =======

Basic and diluted earnings per common share                     ($2.12)                       ($1.21)                ($0.11)
                                                                =======                       =======                =======

Weighted average shares outstanding - basic and diluted      9,888,597                     8,122,393              7,136,434
                                                             =========                     =========              =========

Balance Sheet and Other Operating Data

Total assets                                               $21,532,676                   $29,032,644            $23,244,954
Property and Equipment, net of accumulated depreciation    $14,806,945                   $18,523,320            $10,852,956
Long term obligations
Stockholders' equity                                       $ 2,945,432                   $12,177,786            $15,842,987


Quarterly Data (Unaudited)

(In millions except per share data)
Year Ended September 30,
                                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter     Full Year
---------------------------------------------------------------------------------------------------------------------------------
2001
Revenues                                              $ 3,180           $ 6,459         $ 4,797          $ 6,551        $ 20,988
Net revenues                                            3,073             6,193           4,701            6,495          20,462
Loss from operations                                     (250)              143              94             (775)           (788)
Net income (loss)                                        (254)              137              90             (774)           (802)
Basic and diluted earnings per share                    (0.26)            (0.52)          (0.61)             N/A


                                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter     Full Year
---------------------------------------------------------------------------------------------------------------------------------
2000
Revenues                                              $ 8,544          $ 12,698        $ 12,065          $ 9,446        $ 42,753
Net revenues                                            8,476            12,625          12,000            9,207          42,308
Loss from operations                                   (1,045)             (182)         (2,810)          (5,500)         (9,537)
Net income (loss)                                      (1,056)             (190)         (2,812)          (5,789)         (9,847)
Basic and diluted earnings per share                    (0.13)            (0.02)          (0.35)           (0.71)          (1.21)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Fiscal year ended September 30, 2001 compared to fiscal year ended September 30, 2000

Total revenues for fiscal 2001 were $25,471,902, a decrease of 40.42%, as compared to revenues of $42,752,654 for fiscal 2000. Revenues from commissions decreased by $14,080,441, or 42.71%, from $32,968,193 for fiscal 2000 to
$18,887,752 for fiscal 2001 due primarily to a decrease of 2,831 UltimateTrader accounts or 48.94% of such accounts, as well as a significant decrease in overall trading activity by on line traders due to adverse market conditions, increased competition and pricing pressure. During fiscal 2001, our company's online brokerage division had total billed transactions of 883,454 and average billed transactions of 3,577 per day, a decrease of 40.00% compared to an average daily billed transaction rate of 5,966 per day during fiscal 2000 totaling 1,509,448 billed transactions. Data service revenues decreased by $718,279, or 35.64%, from $2,015,396 for fiscal 2000 to $1,297,117 for fiscal
2001 due to the increasing number of accounts migrated to UltimateTrader II from other licensed software providers available through our services. We charge our customers a data source fee for using other software providers and do not charge for UltimateTrader II. Revenues from principal transactions decreased by $2,492,851, or 41.81%, from $5,689,695 for fiscal 2000 to $3,196,844 for fiscal
2001, mainly as a function of lower volume of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division due to adverse market conditions. Interest and other income increased from $2,079,370 for fiscal 2000 to $2,090,189 due to the introduction of a minimum charge for all customers, which was offset by lower interest income.

Interest expense increased from $373,354 for fiscal 2000 to $852,967 for fiscal 2001 as a result of increased borrowings.

Interest expense - related party increased by $326,700 as a result of additional borrowings from related parties during the year.


As a result of the foregoing, net revenues decreased by $18,087,065, or 42.75%, from $42,307,883 for fiscal 2000 to $24,220,818 for fiscal 2001. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

Total expenses decreased by $7,331,794 or 14.14%, from $51,844,475 for fiscal 2000 to $44,512,681 for fiscal 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions. As a result of a significant decrease in the volume of business conducted by our online trading accounts, such expenses decreased by $10,033,356, or 48.69%, from $20,605,576 for fiscal 2000 to $10,572,220 for fiscal 2001. Employment compensation and related costs increased by $1,884,484 or 7.49%, from $11,802,131 for fiscal 2000 to $12,686,615 for fiscal 2001, due to expenses for software developers that were no longer working on capitalized software development projects but instead were working on the E*Trade integration of product enhancements and accordingly, had their salaries expensed during fiscal 2001. Communications expense increased by $332,347, or 17.70%, from $1,877,709 for fiscal 2000 to $2,210,056 for fiscal
2001 as a function of adding a back-up site. We expect that the foregoing expenses will decrease as we continue to renegotiate contracts with our vendors.

Business development costs consist of television, radio, on-line and print advertising to obtain new clients. These expenses decreased by $6,223,504, or 72.63%, from $8,569,200 for fiscal 2000 to $2,345,696 for fiscal 2001 as the company decreased its planned advertising and promotional efforts.

Professional fees increased from $1,726,598 for fiscal 2000 to $3,698,724 for fiscal 2001 due to the use of software consultants totaling $2,040,996, an investors relation firm totaling $230,000, and the use of consultants to raise capital, totaling $369,083. Occupancy and equipment costs increased by $1,638,132 or 35.06%, from $4,671,865 for fiscal 2000 to $6,309,997 for fiscal
2001, primarily due to the expansion of our offices by an additional 40,000 square feet in New York and Texas and the leasing of additional equipment to increase our capacity. Depreciation and amortization increased by $3,915,968, or 247.23%, from $1,583,954 for fiscal 2000 to $5,499,922 for fiscal 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses increased by $182,009, or 18.07%, from $1,007,442 for fiscal 2000 to $1,189,451 for fiscal 2001, due to additional administrative costs.

A loss of $703,614 was recorded in fiscal year 2001 as a result of the write off of our investments in a technology company, Gale Technologies, Inc.

As a consequence of the foregoing, our operating loss increased from $9,536,592 for fiscal 2000, to a loss of $20,291,863 for fiscal 2001.

The income tax provision increased from $32,494 for fiscal 1999 to $53,913 for fiscal 2000.

On September 11, 2001, the World Trade Center towers in New York City were destroyed. This event did not materially impact our company's operational capacity and our company has continued its operations. Our company's principal executive offices in New York were not directly damaged by the collapse of the World Trade Center buildings, but are located in an area that was evacuated and closed during the recovery efforts. In addition, this tragic event resulted in the closing of U.S. financial markets for an unprecedented four days. The events of September 11, 2001, therefore, may result in continued volatile markets or further decreased investor activity, which may impact our operating results.

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

Liquidity and Capital Resources

For the year ended September 30, 2001 ABWG incurred consolidated losses of approximately $21 million and used cash in its operating activities of nearly $16 million. These losses and use of cash are in addition to the approximately $10.6 million of losses and $6.1 million of cash used in operating activities during the two years ending September 30, 2000. The market conditions during our fiscal 2001 have been very challenging for online brokerage firms such as ABWG as well as for the brokerage industry in general. Trading volume has significantly decreased, the Company has lost customers in its core direct access business and increased competition has put pricing and margin pressures on the Company.

ABWG has invested heavily in the last few years in building its proprietary technology, its people and its technology and service infrastructure. Management believes that these investments have positioned the Company as one of the larger, independent, direct access brokerage providers and have enabled the Company to sign a significant licensing agreement with E*Trade Group, Inc. ("E*Trade"). The Company's software licensing agreement with E*Trade moved out of the testing stage and into the production environment in September 2001. Licensing and post-production development fees approximated $350,000 through December 2001. The Company expects such E*Trade fees to increase as additional E*Trade customers are converted to the platform; the Company is also pursuing licensing arrangements with other banks and brokerage firms. However, the operating losses of ABWG will require the Company to obtain additional financings (debt and/or equity), as the Company has not yet begun to generate sufficient internal cash flow to support its activities.

To respond to its liquidity and capital resource needs, Management has initiated various cost cutting initiatives, targeted acquisitions in complementary brokerage businesses and raised additional capital. Its cost cutting initiatives include reductions in workforce, reductions in capital expenditure outlays, and renegotiating clearing corporation agreements at more favorable rates. Further, the Company has continued to evaluate acquisitions that might increase cash flow and enhance economies of scale to our existing infrastructure. The Company consummated an acquisition on November 2, 2001 (see note 17).

Subsequent to September 30, 2001, Management has raised approximately $3.8 million in new, convertible preferred stock, exchanged an outstanding $2.5 million promissory note into convertible preferred stock and extended the maturity date of approximately $3,800,000 million of outstanding notes payable. (See note 17). Management anticipates that the Company will have sufficient cash to execute its business plans during the fiscal year ending 2002. However, there can be no assurances that actual costs will not exceed estimated costs, actual revenues and fees will not be less than estimated amounts, or the Company will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required.


On November 29, 2001 the Company issued 630 shares of its Series A convertible preferred stock, at a price of $10,000 per share. Each share is convertible into 3,390 shares of common stock. Stock dividends are cumulative at a rate of 6% for the first eighteen months and 15% thereafter. The aggregate purchase price of the preferred stock and warrants is $6,300,000. The purchasers were issued Series A warrants to purchase 1,601,460 shares of common stock at an exercise price of $2.95 per share. A portion of the purchase price was paid with a senior subordinated demand note issued by the Company in connection with the Note and Warrant Purchase Agreement dated August 30, 2001 (see note 7). The Company issued warrants to purchase 85,236 and 83,362 shares of common stock on October 31, 2001 and November 29, 2001, respectively, in connection with the terms of the Note and Warrant Agreement.

On August 30, 2001, we obtained a $2,500,000 loan from SDS Merchant Fund, L.P. bearing interest at an annual rate of 6% due on demand. In connection with the loan we issued to the lender a $2,500,000 promissory note and warrants to purchase 67,824 shares of common stock at an exercise price of $3.686 per share. Each 30 days following the closing date, not to exceed six 30 day periods, until the loan is repaid, additional warrants shall be issued for a number of shares of common stock equal to 10% of the principal amount of the note outstanding, divided by the market price. On September 30, 2001 we issued warrants to purchase 75,075 shares of common stock at an exercise price of $3.33 per share.

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

During fiscal 2000 and 2001 our company borrowed $4,350,000 from officers of our company at rates ranging from 7% to 10%, which loans mature in the next two years.

On April 23, 1999, we consummated our initial public offering of common stock. Our company sold 2,300,000 shares of common stock at a gross offering price of $7 per share, receiving net proceeds of approximately $13,250,000. We utilized approximately $776,800 for the repayment of outstanding notes payable of $500,000 to New York Small Business Venture Fund LLC and a $250,000 promissory note, including any accrued interest on these same notes payable. We used the proceeds of the IPO to expand our operations and finance our future working capital requirements.

In January 1999, we obtained a $400,000 loan from New York Community Investment Company L.L.C. ("NYCIC"), bearing interest at an annual rate of 12%, payable monthly. In connection with this loan, we issued to the lender a $400,000 principal amount promissory note and warrants to purchase 140,000 shares of our common stock at an exercise price equal to the initial public offering price of our common stock. We granted the lender a security interest in substantially all of our assets to secure our obligations under the loan. We used these funds for marketing expenses and working capital.

In January 1999, we sold an aggregate of 221,500 shares of common stock to 12 investors in a private placement at a price of $4.80 per share for which we received aggregate net proceeds of approximately $1,050,000.

Cash used by operating activities during fiscal 2001 was $15,998,533. We had a net loss of $21,024,174 and an increase from other assets of $324,319, receivables from clearing brokers of $1,174,624, loans receivable from related party of $129,126 and a decrease in accountants payable and accrued liabilities of $694,080 which was offset by an increase in other liabilities of $67,288, and non-cash items such as depreciation and amortization of $5,499,922, loss on investments of $703,614 and non-cash compensation/service costs of $779,162.

Cash used in investing activities was $1,579,553 during fiscal 2001. Uses of cash in fiscal 2001 related to purchases of equipment, software and leasehold improvements made in our new facility at 40 Wall Street of $1,759,660, offset by deferred rent incentives of $180,107. In addition to the cash used in investing activities during the year 2001, we accrued accounts payable relating to purchases of property and equipment of $198,348 during this period.

Cash provided by financing activities was $12,996,056 during fiscal 2001. Cash provided by financing activities during fiscal 2001 consisted primarily of proceeds from the sale of common stock in a private equity offering of 2,027,241 shares at an offering price of $5.50, employee exercised stock options of $987,290, loans from officers of approximately $850,000, and a loan of $2,500,000. We used a portion of these proceeds to pay $790,935 in notes payable, and $559,090 to pay obligations on capital leases.

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

Cash provided by financing activities was $10,859,397 during fiscal 2000. Cash provided by financing activities during fiscal 2000 consisted primarily of proceeds from the sale of common stock in a private equity offering of 333,333 shares at an offering price of $9.00, employee exercised stock options of approximately $1,282,000, exercised warrants of approximately $1,960,000 and loans from officers of approximately $3,500,000 and proceeds from obligations under capital leases of approximately $2,047,000. We used a portion of these proceeds to pay $485,487 in notes payable, and $257,852 to pay obligations on capital leases.

A.B. Watley, Inc. has outstanding an aggregate of $530,000 in the form of subordinated loans, under agreements approved by the NASD. These loans are included by Watley for purposes of computing its net capital under the SEC's net capital rules. These borrowings by Watley consist of:

     o a $55,000 principal amount non-interest bearing loan and a $125,000 principal amount loan bearing interest at 12% from a stockholder.

     o a $200,000 principal amount loan, bearing interest at an annual rate of 15% and a $150,000 principal amount loan bearing interest at an annual rate of 13%, from Mel Steinberg, father of Eric Steinberg, our Executive Vice President.

Watley is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital both as defined shall not exceed 15 to 1 under the SEC's net capital rule. Such rule also prohibits "equity capital", including the subordinated loans, from being withdrawn or cash dividends from being paid if Watley's net capital ratio would exceed 10 to 1 or if Watley would have less than its minimum required net capital. Accordingly, Watley's ability to repay the subordinated loans may be restricted under the net capital rule. At September 30, 2001, Watley had net capital of $423,436, which was $247,415 in excess of its minimum required net capital, and Watley's aggregate indebtedness to net capital ratio was 6.2 to 1.

Net Operating Loss Carryforwards

Our net operating loss carryforwards expire beginning in the year 2013. The issuance of additional equity securities, together with our recent financings and the IPO, could result in an ownership change and, thus, could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods. Accordingly, all net operating loss carry forwards have been fully reserved for on our consolidated statements of financial condition.

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

Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for all stock option grants on the fair value method.

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

After the development of our internal-use software Ultimate Trader II was completed, the Company began to market the software to E*Trade. In accordance with SOP 98-1, proceeds received from the license of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, will be applied against the carrying amount of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with our clearing brokers, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international licensees, and we do not hold any assets or incur any liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item are enumerated in Item 14 and are found following page 33 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors are as follows:

Name                            Age          Position
----                            ---          --------
Steven Malin                     44          Chairman of the Board, Chief Executive Officer and Director
Robert Malin                     36          Vice Chairman, President of A.B. Watley, Inc. and Director
Anthony G. Huston                38          President and Director
Linda J. Malin                   40          General Counsel and Secretary
Eric Steinberg                   36          Executive Vice President -Administration
Leon Ferguson                    39          Executive Vice President and Chief Information Officer
Peter A. Wigger                  55          Executive Vice President and Director of Operations

Name                            Age          Position
----                            ---          --------
Joseph M. Ramos, Jr.             43          Executive Vice President and Chief Financial Officer
Gary D. Mednick                  46          Executive Vice President - Business Development
Mark Chambre                     40          Director
Michael B. Kraines               38          Director
Stanley Weinstein                75          Director


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

Anthony G. Huston. Mr. Huston has been our President since September 2000 and a director since August 2001. From May 1996 to September 2000, he was Executive Vice President. From September 1995 to May 1996, Mr. Huston served as a consultant to Watley. From August 1988 to May 1995, he served as Vice President and Manager in the Foreign Exchange Options Department in the New York, Tokyo, and London offices of Tullett and Tokyo Forex, Inc. Mr. Huston received a bachelor of arts degree in asian studies and international relations from the University of Michigan in 1985. He attended New York University as a post graduate student in economics.

Linda Malin. Linda Malin has been our General Counsel and Secretary since June 2000. From May 1996 to June 2000 she was legal counsel. Ms. Malin has been President of Centennial Ventures, Ltd., a broker-dealer, since February 2000 and is the sole shareholder thereof. From May 1997 to February 2000, she was Executive Vice President of Centennial. Ms. Malin received a bachelor of arts degree from the State University of New York in 1983 and her Juris Doctor from George Washington National Law Center in 1986. Linda Malin is the sister of Steven and Robert Malin.

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

Gary D. Mednick. Mr. Mednick has been our Executive Vice President - Business Development since October 2001. From July 1993 to October 2001 Mr. Mednick was the Chief Executive Officer of On-Site, a company he founded in 1993. From 1991 to July 1993, he served as Executive Vice President of the Professional Trading Division at Redstone Securities, a firm founded by Mr. Mednick. Mr. Mednick received a bachelor of arts degree in psychology and business from Hofstra University in 1978.

Mark Chambre. Mr. Chambre has served as a director of our company since April 1999. Since June 1993, he has served as Senior Broker in the Yen Swaps Division of the Tokyo Forex Co., Inc. in Tokyo, Japan. From April 1988 to March 1993, Mr. Chambre served as Manager of the Tokyo Forex Co.'s Financial Futures Division. Mr. Chambre joined its parent company, Tullett and Tokyo, Inc., in New York in 1983. Mr. Chambre received a bachelor of arts degree from Drew University in 1982.

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

Compliance with Section 16(a) of the Exchange Act.

During the fiscal year ended September 30, 2001, based upon an examination of the public filings, all of our company's officers and directors timely filed reports on Forms 3 and 4, except for Steven Malin (3 late reports); Robert Malin (2 late reports); Linda Malin (1 late report); Anthony Huston (1 late report); and Eric Steinberg (1 late report).

Item 11. Executive Compensation.

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:


                           Summary Compensation Table

                                                                                           Long-Term
                                                                                         Compensation
                                                                                        ---------------
                                                    Annual Compensation                     Awards
Name and                                           ---------------------                  Underlying
Principal Position                        Fiscal Year             Salary      Bonus     Options/SARs(#)
------------------                        -----------             ------      -----     ---------------
Steven Malin,                                 2001              $110,000       $  0          30,000
Chairman and Chief                            2000               110,000     22,000               0
Executive Officer                             1999                93,075     18,615               0

Anthony G. Huston                             2001               175,000     25,000               0
President                                     2000               110,000     22,000               0
                                              1999                72,887     14,577               0

Peter A. Wigger,                              2001               175,000     50,000               0
Executive Vice President and                  2000               175,000     50,000               0
Director of Operations                        1999                 6,731          0         150,000

Leon Ferguson,                                2001               175,000          0         300,000
Executive Vice President                      2000               100,000     20,000               0
and Chief Information                         1999                86,769     17,353         150,000
Officer

Joseph M. Ramos, Jr.                          2001               175,000     55,000         180,000
Executive Vice President and                  2000               150,000     30,000          50,000
Chief Financial Officer                       1999                37,500          0          10,000

Employment Agreements

We have entered into a four-year employment agreement with Steven Malin and three-year employment agreements with Robert Malin, Anthony G. Huston, Eric Steinberg, Leon Ferguson and Joseph M. Ramos all of which are automatically renewable for additional one-year terms. We have also entered into a two-year employment agreement with Gary D. Mednick which is renewable for a one-year term if certain revenues are achieved. The employment agreements provide for annual base compensation of $110,000, except for Mr. Ferguson ($100,000), Mr. Ramos ($150,000), Mr. Wigger ($175,000) and Mr. Mednick ($250,000). Except for Mr.
Mednick, each agreement provides for a bonus equal to 20% of their salaries, payable semi-annually except for Mr. Wigger ($50,000 paid annually), based upon certain revenue levels achieved by us, as may be approved by the board of directors or a committee of the board. Mr. Mednick is entitled to a bonus of $50,000 in the first year of his employment agreement. In addition, if certain revenues are achieved during the second year of his employment agreement, Mr. Mednick will be entitled to an additional bonus of $50,000.

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

Option Grants in Last Fiscal Year

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2001:


                                                                      Individual Grants

                               Number of Securities         % of Total Options
                                Underlying Options         Granted to Employees
            Name                    Granted (#)               in Fiscal Year         Exercise Price ($/sh)       Expiration Date
            ----                    -----------               --------------         ---------------------       ---------------
Steven Malin                          30,000                        4%                        8.00               October 4, 2010
Joseph M. Ramos, Jr.                  30,000                       18%                        8.00               October 4, 2010
                                      150,000                                                 3.50               August 22, 2011
Anthony G. Huston                        0                         n/a                         0                       n/a
Leon Ferguson                         300,000                      31%                        6.00                April 1, 2011
Peter A. Wigger                          0                         n/a                         0                       n/a

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table contains information concerning the number and value, at September 30, 2001, of unexercised options held by executive officers named in the Summary Compensation Table:

                             Number of Securities Underlying      Value of Unexercised In-the-Money
                            Unexercised Options at FY-End (#)           Options at FY-End ($)
Name                            (Excisable/Unexercisable)            (Exercisable/Unexercisable)(1)
----                            -------------------------            ------------------------------
Steven Malin                            0/30,000                                 0/0
Leon Ferguson                        180,000/300,000                             0/0
Anthony G. Huston                          0/0                                   0/0
Joseph M. Ramos, Jr.                 18,000/222,000                           0/39,000
Peter A. Wigger                      100,000/50,000                              0/0

(1) Fair market value of underlying securities (the closing price of the Company's common stock on the National Association of Securities Dealers Quotation System) at fiscal year end (September 30, 2001) minus the exercise price.

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

As of September 30, 2001, we have granted options to purchase 2,102,511 shares of common stock under our stock options plans at an exercise price ranging from $2.00 to $23.50 per share. Of these options, options to purchase 990,000 shares have been granted to our officers and directors. All of the options granted to such officers and directors terminate on the ten year anniversary of their grant date.

On October 24, 2000 and July 17, 2001, the board of directors, and stockholders, respectively, adopted our 2000 stock option plan. We have reserved 1,600,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2000 stock option plan. The 2000 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

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

As of December 1, 2001, we have granted options to purchase 814,925 shares of common stock under the 2000 stock option plan at exercise prices ranging from $3.50 to $12.23 per share. All of the options granted terminate on the ten year anniversary of their grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information known to us, as of December 1, 2001, relating to the beneficial ownership of shares of common stock by: each person who is known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; each director; each of the executive officers named in the summary compensation table; and all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of A.B. Watley Group Inc., 40 Wall Street, New York, New York 10005.

We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 1, 2001 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 1, 2001 have been exercised and converted.


                                                  Number of Shares        Percentage of Shares
Name and Address of Beneficial Owner              Beneficially Owned       Beneficially Owned
------------------------------------              ------------------       ------------------
Steven Malin                                          2,257,570                   17.5%
On-Site Trading, Inc.                                 1,875,000                   14.6
Franklin Mutual Advisers, LLC                         1,843,595                   13.8
DMG Legacy International Ltd.                         1,394,020                    9.8
DMG Legacy Institutional Fund LLC                     1,394,020                    9.8
DMG Legacy Fund LLC                                   1,394,020                    9.8
SDS Merchant Fund, L.P.                               1,237,374                    8.8
Linda Malin                                           1,016,530                    7.9
Robert Malin                                            872,600                    6.8
Anthony G. Huston                                       354,600                    2.8
Leon Ferguson                                           273,685                    2.1
Peter A. Wigger                                         100,000                      *
Mark Chambre                                             46,500                      *
Joseph M. Ramos, Jr.                                     18,000                      *
Stanley Weinstein                                         2,000                      *
All directors and executive officers as a
     group (10 persons)                               5,288,738                   40.1%

* Less than 1%.


The number of shares beneficially owned by Steven, Linda and Robert Malin include shares held in irrevocable family and charitable trusts for which they are trustees. In addition, the number of shares held by Steven Malin includes shares held by a family partnership for which Steven Malin is the general partner.

The number of shares beneficially owned by Steven Malin does not include 30,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by On-Site Trading, Inc. includes (i) 468,750 shares of common stock held in escrow to secure indemnification obligations, if any, owed by On-Site Trading, Inc. to our company pursuant to the Agreement, dated November 1, 2001 between On-Site Trading, Inc. and our company, and (ii) 468,750 shares of common stock held in escrow subject to the achievement of certain revenue thresholds pursuant to the Agreement, dated November 1, 2001 between On-Site Trading, Inc. and our company.

The number of shares beneficially owned by Franklin Mutual Advisers, LLC includes 425,445 shares of common stock issuable upon exercise of currently exercisable warrants.

The number of shares beneficially owned by DMG Legacy International Ltd., DMG Legacy Institutional Fund LLC and DMG Legacy Fund LLC (collectively, the "DMG Group") are aggregated since such entities are affiliates and includes (i) 796,650 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock owned by the DMG Group and (ii) 597,370 shares of common stock issuable upon the exercise of currently exercisable warrants.

The number of shares beneficially owned by SDS Merchant Fund, L.P. ("SDS") includes (i) 1,169,550 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock owned by SDS and (ii) 67,824 shares of common stock issuable upon the exercise of currently exercisable warrants. Under the terms of the convertible preferred stock purchase agreement, SDS is not entitled to convert any portion of the series A convertible preferred stock or exercise any portion of the warrants or to dispose of any portion of the series A convertible preferred stock or warrants to the extent that the right to effect the conversion, exercise or disposition would result in SDS or any of its affiliates owning more than 4.95% of the outstanding shares of common stock of our company.

The number of shares beneficially owned by Linda Malin does not include 30,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Robert Malin does not include 30,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Anthony G. Huston does not include 175,000 shares of common stock held by an irrevocable family trust of which Anthony G. Huston is a beneficiary.

The number of shares beneficially owned by Leon Ferguson includes 180,000 shares of common stock issuable upon exercise of currently exercisable options, 52,000 shares of common stock held by a trust of which Leon Ferguson is a trustee and a beneficiary and 175 shares of common stock held in an individual retirement account but does not include 300,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Peter A. Wigger includes 100,000 shares of common stock issuable upon exercise of currently exercisable options but does not include 50,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by Mark Chambre does not include 2,000 shares of common stock owned by his wife, as to which he disclaims beneficial ownership.

The number of shares beneficially owned by Joseph M. Ramos, Jr. includes 18,000 shares of common stock issuable upon exercise of currently exercisable options, but does not include 222,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The number of shares beneficially owned by all of our officers and directors as a group includes 298,000 shares of common stock issuable upon exercise of currently exercisable options, but does not include 662,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

The address of all of the foregoing parties is c/o our company at 40 Wall Street, New York, NY 10005 except for On-Site Trading, Inc. whose address is 98 Cutter Mill Road, Great Neck, New York 11021, Franklin Mutual Advisers, LLC whose address in 51 John F. Kennedy Parkway, Short Hills, New Jersey 07078, SDS Merchant Fund, L.P. whose address is c/o SDS Capital Partners, One Sound Shore Drive, Greenwich, Connecticut 06830, and each member of the DMG Group, whose address is c/o DMG Advisors LLC, One Sound Shore Drive, Greenwich, Connecticut 06830.

Item 13. Certain Relationships and Related Transactions.

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

During fiscal year 2001, we borrowed an additional $850,000 from officers and major stockholders. Total borrowings from others and stockholders were: (i) aggregate loans of $1,375,000 from a corporation controlled by Steven Malin;
(ii) aggregate loans of $1,075,000 from a corporation controlled by Robert Malin; (iii) a $950,000 loan from a corporation controlled by Linda Malin; and
(iv) a $950,000 loan from a corporation controlled by Eric Steinberg. The notes bear interest ranging from 7% to 10% maturing in one or two years from the effective date.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

1. Financial Statements:

         Consolidated Financial Statements of A.B. Watley Group Inc. and subsidiaries

Report of Independent Auditors

         Consolidated Statements of Financial Condition--Years ended September 30, 2001 and 2000, Consolidated Statements of Operations--Years ended September 30, 2001, 2000 and 1999, Consolidated Statements of Changes in Stockholders'

         Equity--Years ended September 30, 2001, 2000 and 1999, Consolidated Statements of Cash Flows--Years ended September 30, 2001, 2000 and 1999, Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

         Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.


(b) Reports on Form 8-K:
A report on Form 8-K was filed on July 31, 2001 under the caption "Item 5. Other Events and Regulation FD Disclosure."

(c). Exhibits.
--------------


Exhibit
No.            Description
---            -----------
3.1                Restated Certificate of Incorporation of the Company and form of amendment thereto.*
3.2                By-Laws of the Company, as amended.*
4.1                Specimen Common Stock Certificate.*
4.2                Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.*
10.1               1997 Stock Option Plan.*
10.2               Second Amended and Restated 1998 Stock Option Plan.*
10.3               Employment Agreement dated as of May 1, 1997 between the Company and Steven Malin and
                   Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Steven Malin.*
10.4               Employment Agreement dated as of June 1, 1997 between the Company and Harry Simpson and
                   Amendment to Employment Agreement dated October 1, 1998 between the Company and Harry
                   Simpson.*
10.5               Employment Agreement dated as of January 1, 1999 between the Company and Robert Malin.*
10.6               Employment Agreement dated as of June 1, 1997 between the Company and Anthony G. Huston and
                   Amendment to Employment Agreement dated as of October 1, 1998 between the Company and
                   Anthony G. Huston.*
10.7               Employment Agreement dated as of March 1, 1998 between the Company and Eric Steinberg.*
10.8               Office lease dated as of June 20, 1997 between 40 Wall Development Associates, LLC, as Landlord and the Company as Tenant for premises located at 40 Wall Street, New York, New York.*
10.9               [Intentionally omitted.]
10.10              [Intentionally omitted.]
10.11              Co-Branding Agreement dated October 11, 1996 between PC Quote,Inc. and A.B. Watley, Inc., as amended.*
10.12              Computer Software License Agreement dated December 8, 1996 between Townsend Analytics, Ltd.
                   and A.B. Watley, Inc., as amended.*
10.13              Fully Disclosed Clearing Agreement dated October 3, 1996 and Amendment dated June 8, 1998 between Penson Financial Services,Inc. and A.B. Watley, Inc.*
10.14              Fully Disclosed Correspondent Agreement dated November 18, 1996 between Weiss, Peck & Greer,
                   L.L.C. and A.B. Watley, Inc.*
10.15              License Agreement dated as of October 1, 1998 between Ethos Corporation and A.B. Watley, Inc.*
10.16              Service Marketing Representative Agreement dated as of January 29, 1998 between S&P ComStock,
                   Inc. and A.B. Watley, Inc.*
10.17              Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.18              Security Agreement dated December 17, 1998 between General Electric Capital Corporation and the
                   Company.*
10.19              Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*
10.20              Loan Agreement dated January 28, 1999 between New York CommunityInvestment Company L.L.C., the Company and A.B. Watley,Inc.*
10.21              Promissory Note of the Company and A.B. Watley, Inc. dated January 28, 1999 issued to the New
                   York Community Investment Company L.L.C.*
10.22              Security Agreement dated January 28, 1999 between New York Community Investment Company
                   L.L.C. and A.B. Watley, Inc.*
10.23              Security Agreement dated January 28, 1999 between New York Community Investment Company
                   L.L.C. and the Company.*
10.24              Objectivity Master License and Support Agreement dated September 30, 1999 between Objectivity,
                   Inc. and A.B. Watley Group Inc. **






Exhibit
No.            Description
---            -----------
10.25              Reseller Network License Order Form dated May 26, 1999 between Database Consultants Inc. and
                   A.B. Watley Group Inc. **
10.26              1999 Stock Option Plan.***
10.27              Employment Agreement dated as of June 18, 1999 between the Company and Joseph Ramos.
10.28              Employment Agreement dated as of September 1, 1999 between the Company and Peter Wigger.
10.29              2000 Stock Option Plan.****
10.30              Agreement, dated November 1, 2001, by and among A.B. Watley Group Inc. and On-Site Trading, Inc. *****
10.31              Employment Agreement, dated as of November 2, 2001, between the Company and Gary Mednick.
23.2               Consent of Ernst & Young LLP, independent auditors.
*                  Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-71783) and
                   hereby incorporated by reference herein.
**                 Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended
                   September 30, 1999 and hereby incorporated by reference herein.
***                Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-35340) and
                   hereby incorporated by reference herein.
****               Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333- 67014) and
                   hereby incorporated by reference herein.
*****              Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 16, 2001.

                             A.B. Watley Group Inc.

                        Consolidated Financial Statements

                                   Years Ended September 30, 2001, 2000 and 1999

                                    Contents

Report of Independent Auditors                                                                               F-2
Consolidated Statements of Financial Condition as of September 30, 2001 and 2000                             F-3
Consolidated Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999                  F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended                               F-5
   September 30, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999                  F-6
Notes to Consolidated Financial Statements                                                                   F-7

                         Report of Independent Auditors


To the Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the accompanying consolidated statements of financial condition of A.B. Watley Group Inc. (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.B. Watley Group Inc. as of September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                                        /s/ Ernst & Young LLP

New York, New York
January 11, 2002

                             A.B. Watley Group Inc.

                  Consolidated Statements of Financial Condition

                                                                       September 30, 2001            September 30, 2000
                                                                       ------------------            ------------------
ASSETS

Cash and cash equivalents                                                   $508,053                        $5,090,083
Restricted cash                                                              500,334                           531,432
Securities owned at market value                                             343,434                           391,161
Receivables from clearing brokers                                          2,294,533                         1,119,909
Property and equipment at cost, net of accumulated
depreciation of $8,659,868 and $2,929,737 at September 30, 2001
and September 30, 2000, respectively                                      14,806,945                        18,523,320
Investments                                                                        -                           728,614
Loans receivable from related party                                          257,197                           128,071
Security deposits                                                          1,444,480                         1,471,907
Other assets                                                               1,377,700                         1,048,147
                                                                         -----------                       -----------
Total assets                                                             $21,532,676                       $29,032,644
                                                                         ===========                       ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:
Subordinated borrowings                                                     $350,000                          $350,000
Subordinated borrowings from officer                                         180,000                            55,000
Securities sold, not yet purchased                                           372,545                           180,993
Notes payable to related parties                                           4,350,000                         3,625,000
Notes payable, net of unamortized discount of $47,198 and $127,533,
at September 30, 2001 and September 30, 2000, respectively                 3,437,323                         1,728,261
Bank loan                                                                          -                             3,333
Deferred rent incentives                                                   1,385,434                         1,399,554
Accounts payable and accrued liabilities                                   6,568,108                         7,063,840
Other liabilities                                                          1,957,075                         2,448,877
                                                                         -----------                       -----------
Total liabilities                                                         18,600,485                        16,854,858
                                                                         -----------                       -----------

Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares
        authorized at September 30, 2001 and
        September 30, 2000; 10,995,796 and
        8,798,090 issued and outstanding at September 30, 2001
        and September 30, 2000, respectively                                  10,996                             8,798
     Additional paid-in capital                                           37,224,984                        24,814,573
     Option costs, net                                                      (295,798)                          (93,331)
     Deferred compensation                                                  (431,563)                                -
     Accumulated deficit                                                 (33,576,428)                      (12,552,254)
                                                                         -----------                       -----------
Total stockholders' equity                                                 2,932,191                        12,177,786
                                                                         -----------                       -----------
Total liabilities and stockholders' equity                               $21,532,676                       $29,032,644
                                                                         ===========                       ===========

See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                      Consolidated Statements of Operations

                                                                                       Years ended
                                                                                       -----------
                                                          September 30,               September 30,            September 30,
                                                              2001                          2000                    1999
                                                              ----                          ----                    ----
Revenues:
Commissions                                                $18,887,752                   $32,968,193             $16,198,858
Data service fees                                            1,297,117                     2,015,396               1,640,123
Principal transactions                                       3,196,844                     5,689,695               2,456,874
Interest and other income                                    2,084,009                     2,073,190                 685,578
Interest income - related parties                                6,180                         6,180                   6,180
                                                           -----------                   -----------             -----------
Total revenues                                              25,471,902                    42,752,654              20,987,613

Interest expense                                               852,967                       373,354                 333,457
Interest expense to related parties                            398,117                        71,417                  15,000
                                                           -----------                   -----------             -----------
Net revenues                                                24,220,818                    42,307,883              20,639,156
                                                           -----------                   -----------             -----------

Expenses:
Commissions, floor brokerage, and clearing charges          10,572,220                    20,605,576               7,967,765
Employee compensation and related costs                     12,686,615                    11,802,131               5,306,590
Business development                                         2,345,696                     8,569,200               2,016,372
Occupancy and equipment                                      6,309,997                     4,671,865               1,907,080
Communications                                               2,210,056                     1,877,709               1,236,449
Professional fees                                            3,698,724                     1,726,598               1,532,994
Depreciation and amortization                                5,499,922                     1,583,954                 621,188
Other expenses                                               1,189,451                     1,007,442                 642,701
                                                           -----------                   -----------             -----------
Total expenses                                              44,512,681                    51,844,475              21,231,139
                                                           -----------                   -----------             -----------

Loss from operations                                       (20,291,863)                   (9,536,592)               (591,983)

Loss on investments                                            703,614                       256,386                       -
                                                           -----------                   -----------             -----------
Loss before income tax and extraordinary loss on early
   extinguishment of debt                                  (20,995,477)                   (9,792,978)               (591,983)
Income tax provision                                            28,697                        53,913                  32,494
                                                           -----------                   -----------             -----------
Loss before extraordinary loss on early extinguishment
   of debt                                                 (21,024,174)                   (9,846,891)               (624,477)
Extraordinary loss on early extinguishment of debt                   -                             -                 177,125
                                                           -----------                   -----------             -----------
Net income (loss)                                         ($21,024,174)                  ($9,846,891)              ($801,602)
                                                           ===========                    ==========                ========

Basic and diluted earnings before extraordinary item per
   common share                                                 ($2.13)                       ($1.21)                 ($0.09)
                                                           ===========                    ==========                ========
Basic and diluted earnings per common share                     ($2.13)                       ($1.21)                 ($0.11)
                                                           ===========                    ==========                ========

Weighted average shares outstanding -  basic and diluted     9,888,597                     8,122,393                7,136,434
                                                           ===========                    ==========                ========


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                  Statement of Changes in Stockholders' Equity


                                                      Common Stock Issued
                                                   -------------------------
                                                                                  Additional     Unamortized
                                                                                   Paid-in         Option
                                                      Shares       Par Value        Capital          Costs
                                                   -----------    -----------    ------------   --------------
Balance at October 1, 1998                           5,137,500        $ 5,138     $ 3,758,333       $(100,292)

Issuance of common stock                             2,794,245          2,794      14,548,137

Issuance of non-employee stock options                                                 24,029

Option cost - net                                                                     331,250         (21,039)

Net Loss

Balance at September 30, 1999                        7,931,745        $ 7,932     $18,661,749       $(121,331)

Issuance of common stock                               866,345            866       6,091,127

Option cost - net                                                                                      28,000

Net loss

Other                                                                                  61,697
                                                    ------------------------------------------------------------

Balance at September 30, 2000                        8,798,090        $ 8,798     $24,814,573       $ (93,331)
                                                    ==========       ========     ===========       =========

Issuance of common stock                             2,197,706          2,198      10,997,219

Deferred stock based compensation                                                    555,182

Warrants issued to non-employees                                                      369,083

Option cost - net                                                                     488,927       $(174,467)

Net loss

Balance at September 30, 2001                       10,995,796        $10,996     $37,224,984       $(295,795)
                                                    ==========       ========     ===========       =========

                                                       Deferred        Accumulated
                                                      Compensation        Deficit         Total
                                                     --------------   --------------   -----------
Balance at October 1, 1998                                             $ (1,903,761)  $  1,759,418

Issuance of common stock                                                                14,550,931

Issuance of non-employee stock options                                                      24,029

Option cost - net                                                                          310,211

Net loss                                                                   (801,602)      (801,602)

Balance at September 30, 1999                                           $(2,705,363)   $15,842,987

Issuance of common stock                                                                 6,091,993

Option cost - net                                                                           28,000

Net loss                                                                 (9,846,891)    (9,846,891)

Other                                                                                       61,697
                                                    ----------------------------------------------

Balance at September 30, 2000                                          $(12,552,254)   $12,177,786
                                                                       ============    ===========

Issuance of common stock                                                                10,999,417

Deferred stock based compensation                          (555,182)



Warrants issued to non-employees

Amortization of warrants issued to non-employees                                           369,083

Amortization of deferred compensation                        95,619                         95,619

Options issued to non-employees                             369,083                     369,083.00

Option cost - net                                                                          314,460

Net loss                                                                (21,024,174)   (21,024,174)

Balance at September 30, 2001                              (459,563)   $(33,576,428)  $  2,932,191
                                                           ========    ============   ============



See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                      Consolidated Statements of Cash Flows

                                                                                       Years ended
                                                                                       -----------
                                                                  September 30,        September 30,          September 30,
                                                                      2001                  2000                   1999
                                                                     -----                 -----                  -----
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                         $(21,024,174)           $(9,846,891)           $(801,602)
Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization, net                              5,499,922              1,583,954              626,187
    Non-cash compensation/service costs                               779,162                 94,697              210,683
    Loss on early extinguishment of debt                                    -                      -              177,125
    Loss on investments                                               703,614                256,386                    -
    Changes in assets and liabilities
        (Increase) decrease in operating assets:
             Restricted cash                                           31,098                (17,679)            (513,753)
             Securities owned                                          47,727               (176,780)            (109,863)
             Receivables from clearing brokers                     (1,174,624)              (493,621)             (94,453)
             Loans receivable from related party                     (129,126)                (6,180)              (6,180)
             Security deposits                                         27,427                      -                    -
             Other assets                                            (324,319)            (1,037,957)          (1,350,857)
        Increase (decrease) in operating liabilities:
             Securities sold, not yet purchased                       191,552                124,801               37,055
             Accounts payable and accrued liabilities                (694,080)             2,876,407            1,552,517
             Other liabilities                                         67,288                535,275              247,952
                                                                  -----------             ----------           -----------
Net cash used in operating activities                             (15,998,533)            (6,107,588)             (25,189)
                                                                  -----------             ----------           -----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment, net                           (1,759,660)            (8,732,590)          (6,013,595)
Investments                                                                 -              ( 875,000)            (110,000)
Deferred rent incentives                                              180,107                647,042                    -
                                                                  -----------             ----------           -----------
Net cash used in investing activities                              (1,579,553)            (8,960,548)          (6,123,595)
                                                                  -----------             ----------           -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of common stock, net                            10,012,127              2,850,000           14,364,798
Proceeds from exercised stock options                                 987,290              1,281,993                2,500
Proceeds from exercised stock warrants                                      -              1,960,000                    -
Proceeds from notes payable                                         2,500,000                      -                    -
Proceeds from notes payable to related parties                        850,000              3,500,000                    -
Proceeds from (repayment of) notes payable, net                      (790,938)              (485,487)             150,000
Payment of lease obligations under capital leases                    (559,090)              (257,852)                   -
Proceeds from obligations under capital leases                              -              2,047,410                    -
Repayment of bank loan                                                 (3,333)               (36,667)             (40,000)
                                                                  -----------             ----------           -----------

Net cash provided by financing activities                          12,996,056             10,859,397           14,477,298
                                                                  -----------             ----------           -----------

Net (decrease) increase in cash and cash equivalents               (4,582,030)            (4,208,739)           8,328,514
Cash and cash equivalents at beginning of year                      5,090,083              9,298,822              970,308
                                                                  -----------             ----------           -----------

Cash and cash equivalents at end of year                             $508,053             $5,090,083           $9,298,822
                                                                  ===========             ==========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Accounts payable for purchases of property and equipment             $198,348               $625,870             $715,242
Notes payable for purchases of property and equipment                       -                      -           $1,813,748
Cash paid for:
    Interest                                                         $539,627               $316,800             $184,371
    Taxes                                                             $15,456                $40,425               $5,858


See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                   Notes to Consolidated Financial Statements

                  Years ended September 30, 2001, 2000, and 1999

1. Organization, Liquidity and Capital Resources

A.B. Watley Group Inc. ("ABWG" or the "Company"), which was formerly known as Internet Financial Services Inc., conducts business primarily through its principal subsidiary, A.B. Watley, Inc. ("A.B. Watley"). A.B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act") and is a member of the National Association of Securities Dealers, Inc.

A.B. Watley is an introducing broker-dealer which conducts business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through three clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from Rule 15c3-3 of the 1934 Act.

For the year ended September 30, 2001 ABWG incurred consolidated losses of approximately $21 million and used cash in its operating activities of nearly $16 million. These losses and use of cash are in addition to the approximately $10.6 million of losses and $6.1 million of cash used in operating activities during the two years ending September 30, 2000. The market conditions during our fiscal 2001 have been very challenging for online brokerage firms such as ABWG as well as for the brokerage industry in general. Trading volume has significantly decreased, the Company has lost customers in its core direct access business and increased competition has put pricing and margin pressures on the Company.

ABWG has invested heavily in the last few years in building its proprietary technology, its people and its technology and service infrastructure. Management believes that these investments have positioned the Company as one of the larger, independent, direct access brokerage providers and have enabled the Company to sign a significant licensing agreement with E*Trade Group, Inc. ("E*Trade"). The Company's software licensing agreement with E*Trade moved out of the testing stage and into the production environment in September 2001. Licensing and post-production development fees approximated $350,000 through December 2001. The Company expects such E*Trade fees to increase as additional E*Trade customers are converted to the platform; the Company is also pursuing licensing arrangements with other banks and brokerage firms. However, the operating losses of ABWG will require the Company to obtain additional financings (debt and/or equity), as the Company has not yet begun to generate sufficient internal cash flow to support its activities.

To respond to its liquidity and capital resource needs, Management has initiated various cost cutting initiatives, targeted acquisitions in complementary brokerage businesses and raised additional capital. Its cost cutting initiatives include reductions in workforce, reductions in capital expenditure outlays, and renegotiating clearing corporation agreements at more favorable rates. Further, the Company has continued to evaluate acquisitions that might increase cash flow and enhance economies of scale to our existing infrastructure. The Company consummated an acquisition on November 2, 2001 (see note 17).

Subsequent to September 30, 2001, Management has raised approximately $3.8 million in new, convertible preferred stock, exchanged an outstanding $2.5 million promissory note into convertible preferred stock and extended the maturity date of approximately $3,800,000 million of outstanding notes payable. (See note 17). Management anticipates that the Company will have sufficient cash to execute its business plans during the fiscal year ending 2002. However, there can be no assurances that actual costs will not exceed estimated costs, actual revenues and fees will not be less than estimated amounts, or the Company will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required.


2. Summary of Significant Accounting Policies

Basis of Presentation:

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

Construction-in-progress, is amortized on a straight-line basis over the term of the lease, generally ten years upon occupancy. Deferred rent incentives, which represent construction costs reimbursed by the lessor of the Company's office space, will be amortized on a straight-line basis over the term of the lease, which is ten years.

Computer software is amortized on the straight-line basis over a period of three years. The cost of internally developed computer software is capitalized when management commits to funding a project it believes will be completed and used to perform the functions intended. The capitalized software is not amortized until the projects are complete. Pilot projects and projects where expected future economic benefits are less than probable are not eligible for capitalization. In accordance with accounting principles, proceeds from licensing software developed for internal use to third parties is recorded as a reduction of capitalized software, until the capitalized balance is fully written off.

                             A.B. Watley Group Inc.

                  Years ended September 30, 2001, 2000, and 1999

Investments:

The Company accounts for its investments using the equity method.

The Company evaluates its investments periodically for any permanent impairment which may have occurred. As a result, the Company has recorded a permanent impairment writedown on its investments of $703,614 and $256,386 as of September 30, 2001 and 2000, respectively. Accordingly, at September 30, 2001, the Company's investments were fully reserved.

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

Income Taxes:

Income taxes have been provided for using the liability method under Statement of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes."

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


3. Net Capital Requirement

A.B. Watley is subject to the SEC's Uniform Net Capital Rule 15c3-1 (the "Net Capital Rule") which requires A.B. Watley to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's resulting net capital ratio would exceed 10 to 1. At September 30, 2001, A.B. Watley had net capital, as defined, of $423,436 which was $247,415 in excess of its required net capital of $176,021. The aggregate indebtedness to net capital ratio was 6.2 to 1.

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

4. Financial Instruments with Off-Balance Sheet Risk or Concentration of Credit Risk

Pursuant to clearing agreements, the clearing and depository operations for A.B. Watley's and customers' securities transactions are provided by two clearing broker-dealers. A.B. Watley has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by A.B. Watley. A.B. Watley, through its clearing brokers, seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. All customer transactions pending as of September 30, 2001 settled without material adverse effect to the Company.

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


5. Property and Equipment

                                                   September 30,   September 30,
                                                       2001             2000
                                                       ----             ----
Computer equipment                                  $5,654,754       $5,167,001
Software                                            11,615,793       10,867,859
Construction-in-progress                                 -              273,770
Furniture, fixtures and leasehold improvements       6,196,266        5,144,427
                                                     ---------        ---------

                                                    23,466,813       21,453,057
Less accumulated depreciation and amortization       8,659,868        2,929,737
                                                    -----------       ---------
                                                   $14,806,945      $18,523,320
                                                    ===========      ===========

At September 30, 2001, and 2000 substantially all software represents software developed for internal use. For the years ended September 2001 and 2000, the Company amortized $4,050,961 and $372,148 of capitalized software developed for internal use. As of September 30, 2001 the Company is no longer capitalizing software developed. During the year ended September 30, 2001, the Company began marketing its internally developed software to third parties. As of September 30, 2001 we earned approximately $7,000 in licensing fees. The proceeds from licensing to third parties is recorded as a reduction of capitalized software. (See Note 2). No proceeds have been received as of September 30, 2001. Construction-in-progress represents amounts related to leasehold improvements being made on the Company's office space.

Included in computer equipment as of September 30, 2001 and 2000 is equipment purchased under capital leases of $2,047,410. These assets secure the related obligations under capital leases of $1,230,468 and $1,789,558 as of September 30, 2001 and 2000, respectively, which are included in other liabilities in the consolidated statement of financial condition.

6. Subordinated Borrowings

The subordinated borrowings are covered by agreements approved by the National Association of Securities Dealers, Inc. and are included by A.B. Watley for purposes of computing net capital under the Net Capital Rule. To the extent that such subordinated borrowings are required for A.B. Watley's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 and $55,000 for the year ended September 30, 2001 and September 30, 2000, respectively, is from an officer and stockholder of the Company. For the year ended September 30, 2001, 2000 and 1999, interest expense on the subordinated loans amounted to $62,825, $58,250 and $64,500, respectively. Subordinated borrowings as of September 30, 2001 and 2000 are as follows:


September 30, 2001    September 30, 2000   Interest Rate          Maturity
------------------    ------------------   -------------          --------
     $125,000              $      -            12%           October 31, 2003*
       55,000                55,000             0%           October 31, 2002*
      200,000               200,000            15%           October 31, 2002
      150,000               150,000            13%           October 31, 2002
     ---------             --------
     $530,000              $405,000
     ========              ========

* Subordinated borrowings from an officer and stockholder.

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999


7. Notes Payable

Effective January 28, 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC") under the conditions that the proceeds of the loan be used as working capital to further the corporate purposes of the Company and not to repay any debt or redeem any equity interests. The loan accrues interest at 12% per annum which became payable first in 24 monthly installments of $4,000 beginning March 1, 1999. Commencing March 1, 2001, the principal amount of the loan became payable in 35 monthly installments of $6,667 plus interest on the unpaid balance, except for the last installment which shall be in the amount of $166,665 plus interest on the unpaid balance. At September 30, 2001 and 2000, the principal balance on this loan is $360,000 and $400,000, respectively.

As collateral for the loan, NYCIC received a security interest in the Company's assets. Under the terms and conditions of the loan agreement, NYCIC received warrants expiring January 28, 2004 to acquire 140,000 shares of the Company's common stock at an exercise price equal to the Company's initial public offering ("IPO") price. The fair value of the warrants on January 28, 1999 (approximately $140,000) is being accounted for as a debt issuance cost and amortized over the life of the loan. The unamortized amount of the debt issuance cost is included as "Option costs, net" in Stockholders' Equity. Amortization expense relating to the debt issuance cost for the years ended September 30, 2001, 2000 and 1999 amounted to $28,000, $28,000, and $18,669, respectively.

As of September 30, 2001 and 2000, the Company has notes payable of $624,522 and $1,455,794, respectively, to two vendors for the purchase of software licenses. The current value of the notes includes imputed interest totaling $47,199 and $127,533, respectively. The average effective interest rate on the notes approximates 8%. The notes are payable during the year ended September 30, 2002.

On August 30, 2001, we obtained a $2,500,000 loan bearing interest at an annual rate of 6% due on demand (the "Senior Subordinated Demand Note"). In connection with the loan, we issued to the lender a $2,500,000 promissory note and warrants to purchase 67,824 shares of common stock at an exercise price of $3.686. On each 30th day following the closing date, not to exceed six 30 day periods, until the Senior Subordinated Demand Note is repaid, additional warrants shall be issued for a number of shares of common stock equal to 10% of the principal amount of the note outstanding, divided by the market price. Warrants to purchase 45,000 shares at an exercise price of $3.686 per share of the Company's common stock were issued to a consultant in connection with his efforts in arranging this loan. All warrants issued under the terms of this loan have a term of 5 years. On September 30, 2001 we issued warrants to purchase an additional 75,075 shares of common stock at an exercise price of $3.33 per share. The fair market value of the warrants, approximately $488,927, is being accounted for as a debt issuance cost over the life of the loan. The unamortized amount of the debt issuance cost is included as "option costs, net" in stockholders' equity. Interest expense relating to the debt issuance cost for the year ended September 30, 2001 amounted to $286,460.

8. Bank Loan

The bank loan, an unsecured term loan carrying an interest rate of 8.5%, was fully paid on October 1, 2000.

9. Loans Receivable from Related Party

Notes receivable from related parties is as follows:

                           2001                   2000
                           ----                   ----
                          103,000                103,000
                          131,059                   --
                          -------                -------
                         $234,059               $103,000
                          =======                =======

The notes bear interest at 6%, accrued interest is $23,138 and $25,071 as of September 30, 2001 and 2000, respectively.

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

10. Notes Payable to Related Parties

As of September 30, 2000, the Company issued the following promissory notes to officers and stockholders of the Company:

          Effective                Maturity            Principal       Interest
            Date                     Date                Amount          Rate
            ----                     ----                ------          ----
  April 30, 2000                      --               $125,000           12%
  March 23, 2000           March 22, 2002                75,000           10%
  March 23, 2000           March 22, 2002               150,000           10%
  March 23, 2000           March 22, 2002                75,000           10%
  May 31, 2000             May 30, 2002                 500,000            7%
  June 30, 2000            May 31, 2002               1,200,000            7%
  August 20, 2000          July 31, 2002              1,000,000            7%
  September 24, 2000       September 23, 2002           500,000            7%
                                                     ----------
                                                     $3,625,000
                                                     ==========

As of September 30, 2000, accrued interest on notes payable to related parties was $71,417.

During the year ended September 30, 2001, the Company borrowed additional funds from certain officers and major stockholders of the Company and restructured the above notes payable. As of September 30, 2001, the following promissory notes to officers and stockholders of the Company are outstanding:

        Effective                                     Principal      Interest
          Date                 Maturity Date            Amount         Rate
          ----                 -------------            ------         ----
November 30, 2000         November 29, 2002            $300,000          7%
February 25, 2001         February 25, 2002             950,000         10%
February 25, 2001         February 25, 2002             950,000         10%
February 25, 2001         February 25, 2002             950,000         10%
February 25, 2001         February 25, 2002             950,000         10%
March 16, 2001            March 16, 2003                125,000         10%
March 16, 2001            March 16, 2003                125,000         10%
                                                     ----------
                                                     $4,350,000
                                                     ==========

As of September 30, 2001, accrued interest on these notes payable to related parties was $283,679.

11. Commitments and Contingencies

The Company has entered into certain leases for office space under noncancellable operating lease agreements that expire on June 23, 2009 and contain escalation provisions. The Company has also entered into various operating leases which are used to obtain computer equipment. As of September 30, 2001, the aggregate minimum future rental payments required under operating leases were as follows:

Year ended September 30,
------------------------
2002                     $
2003                      2,785,851
2004                      1,786,078
2005                      1,710,556
2006                      1,531,504
Thereafter                4,478,640
                        -----------
                        $16,195,993
                        ===========

During the year ended September 30, 2000, the Company purchased $2,047,410 of computer equipment under various capital leases and incurred capital lease obligations of the same amount. The required future minimum payments under the capital leases are $882,160 in 2002, and $513,900 in 2003. The Company did not enter into any capital leases during the year ended September 30, 2001.

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

Rent expense for the years ended September 30, 2001, 2000 and 1999 was $1,858,639, $1,368,802 and $1,476,623, respectively.

In the ordinary course of business, the Company is party to several legal proceedings, the outcome of which, either singularly or in the aggregate, is not expected to have a material impact on the Company's financial position.

12. Stock Options

Under the Company's Stock Option Plans (collectively, the "Plans"), employees, non-employee directors, officers, and consultants are generally granted options (both incentive stock options and nonqualified stock options) to purchase shares of common stock at prices not less than the estimated fair market value of the common stock on the date the option is granted. The options are exercisable at either the date of grant, in ratable installments or otherwise, generally over a period of one to three years from the date of grant. The options generally expire within ten years after the date of grant. The number of shares delivered in the aggregate under the 2000, 1999, 1998 and 1997 Plans cannot exceed 1,600,000, 800,000, 800,000 and 400,000 shares, respectively, (3,600,000 shares in total). No option shall be granted under the 2000 Plan after July 18, 2011; under the 1999 Plan after November 1, 2009; under the 1998 Plan after March 16, 2008; or under the 1997 Plan after January 26, 2007.

A summary of the Company's stock option activity (exclusive of the warrants discussed in Notes 7 and 14) and related information for the years ended September 30, 2001, 2000, and 1999 is as follows:


                                                      NUMBER OF   WEIGHTED AVG
                                                       SHARES    EXERCISE PRICE
                                                      ---------  --------------

Outstanding at October 1, 1998                          420,100            2.34
  Granted, September 30, 1999                         1,068,850            7.89
  Exercised, September 30, 1999                        (125,000)           0.02
  Forfeited, September 30, 1999                          (1,500)           9.40
Outstanding at September 30, 1999                     1,362,450            5.94
  Granted, September 30, 2000                           356,775           13.11
  Exercised, September 30, 2000                        (193,183)           6.68
  Forfeited, September 30, 2000                        (140,692)           8.45
Outstanding at September 30, 2000                     1,385,350            9.90
  Granted, September 30, 2001                         1,072,100            6.54
  Exercised, September 30, 2001                        (170,590)           5.79
  Forfeited, September 30, 2001                        (183,923)          10.21
                                                      ---------           -----
Outstanding at September 30, 2001                     2,102,511            9.68
                                                      =========           =====
  Exerciseable at September 30, 1999                    342,955            4.49
                                                      =========           =====
  Exerciseable at September 30, 2000                    533,829            6.24
                                                      =========           =====
  Exerciseable at September 30, 2001                    759,058            8.10
                                                      =========           =====

Included in the table above are non-employee option grants of 9,500 shares for the year ended September 30, 2000 and 44,750 shares for the year ended September 30, 1999. These were zero non-employee option grants for the year ended September 30, 2001.

During the year ended September 30, 2001 certain employees were granted stock options below fair market value. Compensation expense related to these options amounted to $95,619 for the year ended September 30, 2000.

The weighted average fair value of options granted during the years ended September 30, 2001, 2000, and 1999 was $4.82, $8.88, and $3.05, respectively.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following weighted average assumptions were used:

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

                                                           2001 Grants        2000 Grants         1999 Grants        1999 Grants
                                                           -----------        -----------         -----------        -----------
                                                                                                  Subsequent            Prior
                                                                                                    to IPO             To IPO
                                                                                                    ------             ------
Dividend yield                                                 0%                  0%                 0%                 0%
Weighted average expected life:
      Employees                                             4.0 years          4.5 years           4.8 years          4.8 years
      Non-employees                                             -              0.1 years           0.2 years          0.2 years
Weighted average risk-free interest rate                      5.17                6.1%               5.1%               5.1%
Expected volatility                                            92%                79%                 77%                0%

Pro forma information regarding net income or loss is required under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for all the 2000 and 1999 stock option grants on the fair value method. For purposes of the pro forma information, the fair values of the 2000 and 1999 option grants to employees are amortized over the vesting period. The effects of applying SFAS No. 123 for providing pro-forma disclosures are not likely to be representative of the effects on reported pro-forma net income for future years. The pro forma information for the Years ended September 30, 2001, and 2000 is as follows:

                                                              Years ended September 30,
                                                              -------------------------
                                                   2001                 2000                1999
                                                   ----                 ----                ----
Net loss as reported. . . . . . . . . . .      $21,024,174         $(9,846,891)          $(801,602)
Net loss pro forma. . . . . . . . . . . .      $23,791,767        $(11,704,931)        $(1,228,531)
Net loss per share as reported. . . . . .           $(2.13)             $(1.21)              $(.11)
Net loss per share pro forma. . . . . . .           $(2.41)             $(1.44)              $(.17)

Additional information regarding options outstanding as of September 30, 2001 (exclusive of the warrants discussed in Notes 7 and 14) is as follows:

                                                  Options Outstanding                                   Options Exercisable
                                                  -------------------                                   -------------------
                                                   Weighted Average
                                   Number              Remaining                                   Number
    Range of Exercisable       Outstanding as      Contractual Life      Weighted Average      Exercisable as      Weighted Average
           Prices                of 9/30/01             (years)           Exercise Price         of 9/30/01         Exercise Price
           ------                ----------             -------           --------------         ----------         --------------
           $2.00                      99,000             6.52                 $ 2.00                 99,000             $ 2.00
      $3.00 - $6.4375                817,700             9.39                 $ 5.51                 81,200             $ 5.00
           $7.00                     421,200             7.46                 $ 7.00                256,298             $ 7.00
        $8.00-$13.25                 664,575             8.53                 $ 9.76                263,266             $10.24
       $15.25-$23.50                 100,036             8.62                 $17.43                 59,295             $17.75
                                     -------                                                         ------
                                   2,102,511                                                        759,058
                                   =========                                                        =======

13. Income Taxes

The Company files consolidated federal, state and local income tax returns with A.B. Watley. For all periods presented, the Company provides for income taxes as required under SFAS No. 109. The Company records income taxes using a liability approach for financial

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

accounting and reporting which results in the recognition and measurement of deferred tax assets and liabilities based upon the likelihood of realization of tax benefits in future years.

The provision for income taxes for the years ending September 30, 2001, 2000 and 1999 is comprised of New York State and New York City taxes in the amount of $28,697, $53,913 and $32,494, respectively. No benefit has been provided for the Company's net operating losses.

                                                     Years Ended September 30,
                                                     2001       2000      1999
                                                     ----       ----      ----
Tax benefit at federal statutory rate              (34.0%)    (34.0%)    (34.0%)
State taxes, net of federal tax effect               0.1        0.4        2.7
Valuation allowance on deferred tax assets          33.9       34.1       32.0
Other                                                0.1        0          3.4
                                                   ------     ------      ----
Effective tax rate                                   0.1%      0.5%        4.1%
                                                   ======     ======      ====

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 are as follows:

                                           Years ended September 30,
                                           -------------------------
                                      2001            2000            1999
                                      ----            ----            ----
Net operating loss                $14,444,884      $6,042,800      $1,276,868
Depreciation                          174,207        (657,860)       (291,171)
Other                                 455,588          12,261           1,201
                                   ----------      ----------      -----------
Total deferred tax assets          15,074,679       5,397,201         986,898
Valuation reserve                 (15,074,679)     (5,397,201)       (986,898)
                                   ----------      ----------      -----------

Net deferred tax asset             $        0      $        0      $        0
                                   ==========      ==========      ===========

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

Effective August 8, 2000, the Company entered into an agreement with an investment group providing the Company with an eighteen-month equity line of up to $48 million. The agreement allows the Company to draw down funds in exchange for equity. The Company is not obligated to take down any of the funds and pricing is based upon ninety four percent of the volume weighted average price
(VWAP) of the Company's stock for the 22 days prior to each takedown. The Company will pay the placement agent a fee of 5% of any amount drawn down. In addition, the Company provided 70,893 warrants each to the investment group and placement agent at an exercise price of $19.47, expiring August 9, 2003. The Company has registered the stock for resale under the Securities Act of 1933. On September 6, 2000, the Company drew down $3,000,000 of the equity line, issued 333,333 shares to the investment group, and received net proceeds of $2,850,000.

For the fiscal year ended September 30, 2001, 2000 and 1999, stock options aggregating 170,590, 193,183 and 125,000 shares were exercised resulting in proceeds of $987,290, $1,281,993 and $2,500, respectively.

On October 2, 2000 the Company entered into a consulting agreement with KJS Investment Corp. ("KJS") pursuant to which KJS would provide consulting on numerous corporate matters, including public relations, mergers and acquisitions, and obtaining corporate financing. As compensation KJS received $40,000 and warrants to purchase 90,000 shares of common stock at an exercise price of $8.00 per share. The warrants vest immediately upon receipt. The fair market value of the warrants, $369,083, is included in professional fees.

On April 2, 2001 the Company sold 2,027,241 shares of common stock in a private placement offering. The common stock

                             A.B. Watley Group Inc.

                 Years ended September 30, 2001, 2000, and 1999

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

The weighted average number of shares outstanding for the year ended September 30, 1999 reflects the 70,771 shares (discussed in Note 14) as though the shares were outstanding as of the beginning of the fiscal year. Since the Company recognized a net loss in each of the years ended September 30, 2001, 2000, and 1999 diluted earnings per common share is the same as basic earnings per common share.


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

17.  Subsequent Events

On November 2, 2001, the Company concluded the purchase of certain assets of On-Site Trading, Inc., (the "Seller") in accordance with the Asset Purchase Agreement. Purchased assets included customer accounts, Seller's interest in branch management agreements, and Seller's class A interest in Onsite Trading LLC, for 1,875,000 shares of common stock, and the assumption of approximately $1.8 million of liabilities. The common stock is represented by three separate certificates registered in the name of Seller, in respective amounts of 937,500 shares delivered to the Seller on the purchase date, 468,750 shares ("Escrowed Shares"), and 468,750 shares ("Deferred Shares"). The Escrowed Shares will be released to Seller on November 2, 2002, unless there are outstanding claims by the Company for damages due to breach of the Asset Purchase Agreement. The Deferred Shares will be released to the Seller monthly in accordance with the following formula: Revenues generated by purchased assets divided by $1,000,000 times 39,062.5.

On November 29, 2001 the Company issued 630 shares of its Series A convertible preferred stock, at a price of $10,000 per share. Each share is convertible into 3,390 shares of common stock. Stock dividends are cumulative at a rate of 6% for the first eighteen months and 15% thereafter. The aggregate purchase price of the preferred stock and warrants is $6,300,000. The purchasers were issued Series A warrants to purchase 1,601,460 shares of common stock at an exercise price of $2.95 per share. A portion of the purchase price was paid with a senior subordinated demand note issued by the Company in connection with the Note and Warrant Purchase Agreement dated August 30, 2001 (see note 7). The Company issued warrants to purchase 85,236 and 83,362 shares of common stock on October 31, 2001 and November 29, 2001, respectively, in connection with the terms of the Note and Warrant Agreement. The Company is currently assessing the impact of EITF 00-27 with regard to the convertible preferred stock and warrants issued, which may result in a significant preferred dividend deemed paid to the investors and with regard to the Senior Subordinated Demand Note exchanged, which may result in a significant income statement charge on the early extinguishment of debt.

On January 10, 2001 all notes payable to related parties maturing February 2002 were extended through October 31, 2002 (see note 10).

On January 15, 2002 the Company has received a commitment from an officer and stockholder for up to $2,000,000 in the form of equity or debt with a maturity no sooner than January 15, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   A.B. WATLEY GROUP INC.

                                                   By: /s/ Steven Malin
                                                      --------------------------
                                                           Steven Malin
                                                           Chairman of the Board

Date: January 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                                                 TITLE                         DATE
----------                                                 -----                         ----
/s/ Steven Malin                Chairman of the Board, Chief Executive Officer     January 15, 2002
----------------                and Director (Principal Executive Officer and
Steven Malin                    Principal Financial Officer)

/s/ Anthony G. Huston           President and Director                             January 15, 2002
---------------------
Anthony G. Huston

/s/ Joseph M. Ramos, Jr.        Executive Vice President and Chief Financial       January 15, 2002
------------------------        Officer (Principal Accounting Officer)
Joseph M. Ramos, Jr.

/s/ Robert Malin                Director                                           January 15, 2002
----------------
Robert Malin

/s/ Leon Ferguson               Executive Vice President and Director              January 15, 2002
-----------------
Leon Ferguson

/s/ Mark Chambre                Director                                           January 15, 2002
----------------
Mark Chambre

/s/ Stanley Weinstein           Director                                           January 15, 2002
---------------------
Stanley Weinstein