Form 10-K/A
period 2001-09-30
A B WATLEY GROUP INC
filed 2002-02-14
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
(Mark One)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/.

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

A.B. Watley Group Inc. filed its Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on January 15, 2002 (the "10-K"). The 10-K is being re-filed herewith in its entirety to correct certain errors in the original filing and to revise certain of the disclosures contained in such original filing.

                                     PART I

Item 1. Business

A.B. Watley Group Inc. ("company" or "Watley") is the parent company of A.B. Watley, Inc., a New York registered broker-dealer that operates both direct-access trading and third market institutional sales trading brokerage businesses. A.B. Watley Group Inc. provides direct-access trading capabilities and related software to both retail as well as corporate customers. As of September 30, 2001, the brokerage firm had approximately 12,000 retail customers. In August 2000 we began marketing our proprietary technology, which we call a Direct-Access Vertical Exchange (DAVE), to the brokerage and banking industries. These initiatives resulted in our licensing agreement with E*TRADE Group, Inc. Historically, revenues have been generated primarily from retail and institutional customer transactional fees. In the future, we anticipate augmenting that revenue with licensing and related fees from corporate clients relating to our DAVE product.

Our primary long-term goal is to be the recognized leader in direct-access trading and developer of technologies, like DAVE, needed to support these activities. To build the foundation for this goal, we have spent heavily investing in our people, technology development, and infrastructure. Thus, our primary immediate goal is to become cash flow positive as quickly as possible. We believe we are now poised to achieve this goal in fiscal 2002 due to our ability to reduce costs.

To respond to our liquidity and capital resource needs, we have initiated various cost cutting initiatives, targeted acquisitions in complementary brokerage businesses and raised additional capital. Our cost cutting initiatives include reductions in workforce, reductions in capital expenditure outlays, and renegotiating clearing corporation agreements at more favorable rates. Further, our company has continued to evaluate acquisitions that might increase cash flow and enhance economies of scale to our existing infrastructure.

We will continue to pursue a two pronged approach to grow our business. Having experienced a challenging year in 2001, we are focusing on our two core competencies: servicing the most active trading segment of the online trading community and actively pursuing additional software licensing clients.

On November 2, 2001, Watley acquired certain assets of On-Site Trading, Inc. ("On-Site") and assumed up to $1.8 million in liabilities. This acquisition included On-Site's client base, a limited liability corporation (the "LLC"), two branches owned by On-Site, and agreements with 12 non-business branch locations ("NBBL"). Watley acquired these assets for 1.875 million shares of common stock. The liability portion is to be put toward On-Site's liabilities to the LLC and will be paid out over a three-year period.

For regulatory purposes, there is a distinction between a "branch office" and an NBBL. National Association of Securities Dealers ("NASD") Rule 3010(g) defines "branch office" and includes several exemptions from branch office registration requirements for non-branch business locations that meet certain conditions under the Rule. The conditions include limitations on how the NBBL is advertised to the public. The Securities and Exchange Commission has further clarified what represents a branch versus an NBBL. Any office location that (i) performs any function of an office of supervisory jurisdiction, (ii) publicly displays signage, (iii) operates from public areas of buildings, such as bank branches, even when such locations are temporarily staffed, or (iv) advertises an address in any public media would still be required to register as a branch office. Such locations hold themselves out to the public as being places where the member conducts a securities business and thus, come within the definition of a branch office.

Watley acquired a total of 1,700 accounts representing client assets (account balances and securities) of $84 million. The account breakdown is as follows; 1,200 clients are being serviced from branches or NBBLs. 500 clients are what we call 'remote' users, or Internet-based users. Of the customer accounts acquired, 92,761 transactions generated $1,357,000 in gross commissions for the month of October 2001. Remote users and Branches/NBBLs accounted for approximately 46% and 54% of total volume, respectively, and 44% and 56% of gross commissions, respectively. The acquired branches are located in Boca Raton, Florida and Great Neck, New York. The NBBLs located in Encino CA, Chicago IL, Glen Cove NY, Naples FL, West Palm Beach FL, Bethesda MD, Brooklyn NY, Cedarhurst NY, Melville NY, Birmingham AL, Red Bank NJ, and Beverly Hills CA give Watley a national presence to leverage business growth and marketing efforts. Subsequent to the acquisition, we terminated branch agreements with Cedarhurst, NY and Red Bank, NJ which historically represented less than 10% of gross commissions generated by the purchased NBBLs. The significant distinction between the branches and NBBLs is that the NBBL manager is responsible for all expenses (rent, computer hardware, and communications) incurred at NBBLs and in turn receives a portion of the commissions paid by their customers; whereas for owned branches, the company is responsible for all branch expenses and as such, the branch manager does not receive any of the branch commissions but instead receives a salary and bonus.

The LLC was formed, and operates in 12 states, as a means for registered professionals to engage in proprietary trading utilizing the LLC's funds. The LLC engages exclusively in proprietary trading and does not conduct business with the public. A $20,000 capital contribution is required to become a Class B member. Intraday/Overnight buying power is available to the Class B member to the extent that the aggregation of all positions in all of the company's accounts are within the firm's Net Capital requirements and is also limited in accordance with risk parameters set up by the Class A member based on the Class B member's capital balance. The buying power available to an LLC Class B member is generally higher than that available to a broker-dealer customer. The registered professionals are the Class B members of the LLC. The LLC is a registered broker-dealer and a member of the Philadelphia Stock Exchange. Watley is the Class A member of the LLC.

As our company intergrates these assets and personnel, we intend to leverage the marketing potential that the branch and NBBL network represent to generate growth. Watley can now offer clients the option of using several software platforms to complete transactions. We will continue to provide the REDI(R) Trading platform along with TradeCast(R), RealTick(R), and UltimateTrader II(R) to these users. However, our intention is to provide incentives to our customers to use the Ultimate Trader II trading platform.

The On-Site purchase initiated our strategy to acquire select, cash flow positive and complementary brokerage businesses. We think that Watley has a significant competitive advantage within the direct-access market in that we are in a position to use equity as a viable acquisition currency. There are a number of brokerage companies with complementary client bases to ours that we can incorporate into our current infrastructure. This will allow us to eliminate redundancies and achieve economies of scale.

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

    o    Speed: Average trade execution is less than five seconds

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

Since inception, we have targeted and served customers in the most active segment of 5-7% of trading clients in the U.S. It is our belief that this group also happens to be among the most profitable and historically under-serviced segment within the brokerage community. This active trading segment is our primary target market.

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

Transaction Processing Architecture Highly Fault Tolerant

The transaction order-processing platform provides superior reliability by incorporating three major commercial enterprise class software entities. We achieve high availability with our databases by employing Oracle enterprise products. Through the utilization of JMS (JAVA messaging service) we achieve message delivery reliability. And through implementation of BEA Tuxedo middleware we achieve high levels of transactional integrity. In addition, effective recovery ability is provided through the storage of information in the database prior to the transmission of any message, data or transaction coupled with the ability to recall this data and restart transactions seamlessly.

Market Data Delivery

Upon completion and launch of our proprietary data delivery and software product UltimateTrader II in September 2000, we began the migration of our client base to our own proprietary platform.

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

Consistent with these competitive advantages, we entered into a licensing agreement with E*Trade. Under the terms of this agreement, we are providing a portion of our technology to E*Trade who will in turn offer it to its customers under the E*Trade brand name. To date E*Trade, starting in September 2001, has migrated approximately 1,000 customers onto our software. In December 2001 E*Trade, in accordance with our licensing agreement, has officially accepted our software with the exception of option related features.

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

Flagship Direct-access Product: UltimateTrader II

UltimateTrader II is our flagship and premium-level direct-access product. Customer trades using UltimateTrader accounted for approximately 65% of total commission revenue in fiscal 2001. It provides the user with the following feature set:

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

WatleyTrader

WatleyTrader is our web-based direct access platform generally used by our less active traders. Customer trades using WatleyTrader accounted for approximately 9% of total commission revenue in fiscal 2001.

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

Operations, Clearing and Order Processing

We do not hold client funds or securities, nor do we generally execute and process directly either our own or our clients' securities transactions. Since October 1996, we have cleared all transactions for clients, on a fully disclosed basis, with Penson Financial Services, Inc. for retail accounts and Weiss, Peck & Greer, L.L.C. for institutional accounts. As of the acquisition of certain of On-Site's assets, we initiated a relationship with Spear, Leeds & Kellogg. Although we have stated our intention in the past to convert to self-clearing operations, the reduced level of trading activity by our customers coupled with our recently renegotiated clearing agreements with our vendors has made the conversion to self-clearing uneconomical at the present time. We will continue to monitor our clearing relationships and may reconsider the option to self-clear once we have built our trading volumes to sustainable levels that make it economical to commit the capital and manpower necessary to make self-clearing a viable endeavor.

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

Third-Market Institutional Sales Desk

Our third-market institutional sales and trading desk specializes in facilitating and/or executing large-block transactions in approximately 500 thinly traded equity securities, and services approximately 600 institutional clients. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous, with average trades ranging in the 25,000 to 50,000 share size. Approximately forty-percent of the transactions handled represent a "cross" trade (where we match both buyer and seller). We match these institutional buyers and sellers to execute off-exchange transactions, to minimize the impact on the market and prevent our client's positions from being disclosed to competing firms. Our third-market institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund and money managers. Approximately 26% of our commission revenues for our fiscal year ended
September 30, 2001 were derived from the institutional trading desk.

Investment Considerations and Risk Factors

Although we are optimistic that we will be able to continue our growth and strengthen our position in the online and electronic trading of securities, we also acknowledge that our business and this industry in general are subject to a number of risks and uncertainties which could adversely affect future results. Among these are:

1. Requirement of Additional Financing. We may need to obtain additional financial resources as we have not yet begun to generate sufficient cash flow from our operations to support our activities. To the extent that such additional sources of financing are not available or feasible, such lack of financing could have a material adverse effect on our business. Even if we are able to arrange additional financing, the terms may not be favorable to our company and may cause substantial ownership dilution to existing stockholders.

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

3. Competition In the Online and Electronic Brokerage Business Is Increasing. Not only are we faced with competing with the traditional electronic trading firms, such as E*Trade and E-Schwab, as well as smaller sized competitors, but we are also faced with the entry of new firms, including traditional brokerage firms such as Merrill Lynch. We will continue to compete based upon what we perceive as the excellence of our trading systems, the skills of our customer service personnel, the breadth of information and other services provided, attractive pricing of our services and maintenance and upgrade of our technology. Although added competition has also served to increase the overall market for this type of brokerage service, the increased competition also places more pressure on us in our competitive efforts, including a need to increase our marketing efforts, which is already underway.

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

Personnel

As of December 1, 2001, we employed a total of 124 persons, of whom 9 are engaged in executive management, 24 in trading activities, 37 in information technology, 19 in client service, 7 in sales and marketing, and 28 clerical and back office personnel. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions, however, we intend to reduce our workforce by approximately 30%.

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

Item 2. Properties.

Our principal offices are located at 40 Wall Street, New York, New York, where we occupy approximately 49,117 square feet at an annual cost of approximately $1,400,000, or $117,000 per month, plus escalations. The initial term of the lease for such office space expires in June 2009. We also occupy approximately 16,000 square feet at an annual cost of $336,000 in Allen, Texas. The initial term of the lease for such space expires in June 2004.

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


Item 6. Selected Financial Data.

Income Statement Data

                                                              Years ended
                                                              -----------
                                                  September 30,   September 30,      September 30,     September 30,   September 30,
                                                      2001              2000              1999             1998           1997
                                                      ----              ----              ----             ----           ----
Revenues:
Commissions                                        $18,887,752       $32,968,193      $16,198,858       $7,403,059      $4,017,787
Data service fees                                    1,297,117         2,015,396        1,640,123          661,236         148,353
Principal transactions                               3,196,844         5,689,695        2,456,874          901,889         230,297
Interest and other income                            2,084,009         2,073,190          685,578          146,704         130,095
Interest income - related party                          6,180             6,180            6,180            6,380           6,000
                                                  ------------       -----------        ---------        ---------     -----------
Total revenues                                      25,471,902        42,752,654       20,987,613        9,119,268       4,532,532

Interest expense                                       852,967           373,354          333,457          244,322         197,359
Interest expense to officer                            398,117            71,417           15,000           15,000          15,000
                                                  ------------       -----------        ---------        ---------     -----------
Net revenues                                        24,220,818        42,307,883       20,639,156        8,859,946       4,320,173
                                                  ------------       -----------        ---------        ---------     -----------
Expenses:
Commissions, floor brokerage, and
   clearing charges                                 10,572,220        20,605,576        7,967,765        3,425,725       1,844,927
Employee compensation and related costs             12,686,615        11,802,131        5,306,590        2,247,963       1,297,575
Other expenses                                      21,253,846        19,436,768        7,956,784        3,805,903       2,234,868
                                                  ------------       -----------        ---------        ---------     -----------
Total expenses                                      44,512,681        51,844,475       21,231,139        9,479,591       5,377,370
                                                  ------------       -----------        ---------        ---------     -----------

Loss from operations                               (20,291,863)       (9,536,592)        (591,983)        (619,645)     (1,057,197)

Loss on investments                                    703,614           256,386                -                -               -
                                                  ------------       -----------        ---------        ---------     -----------
Loss before income tax and extraordinary
   loss on early extinguishment of debt            (20,995,477)       (9,792,978)        (591,983)        (619,645)     (1,057,197)
Income tax provision                                    28,697            53,913           32,494           12,765           2,776
                                                  ------------       -----------        ---------        ---------     -----------
Loss before extraordinary loss on early
   extinguishment of debt                          (21,024,174)       (9,846,891)        (624,477)        (632,410)     (1,059,973)
Extraordinary loss on early
   extinguishment of debt                                    -                 -         (177,125)               -               -
                                                  ------------       -----------        ---------        ---------     -----------
Net income (loss)                                 $(21,024,174)      ($9,846,891)       ($801,602)       $(632,410)    $(1,059,973)
                                                  ============       ===========        =========        =========     ===========


Per Share Data
Basic and diluted earnings before
   extraordinary item per common share                  ($2.13)           ($1.21)          ($0.09)          ($0.12)         ($0.30)
                                                        ======            ======           ======           ======          ======
Basic and diluted earnings per
    common share                                        ($2.13)           ($1.21)          ($0.11)          ($0.12)         ($0.30)
                                                        ======            ======           ======           ======          ======
Weighted average shares outstanding -
    basic and diluted                                9,888,597         8,122,393        7,136,434        5,171,182       3,508,560
                                                     =========         =========        =========        =========       =========

Balance Sheet and Other Operating Data

Total assets                                       $21,532,676       $29,032,644      $23,244,954       $5,539,457      $2,386,631
Property and Equipment, net of
   accumulated depreciation                        $14,806,945       $18,523,320      $10,852,956       $3,650,743      $1,010,208
Long term obligations                              $ 5,664,775       $ 6,071,129      $ 2,261,593       $  530,000      $  530,000
Stockholders' equity                               $ 2,945,432       $12,177,786      $15,842,987*      $1,754,419      $1,054,732

* The change in stockholders' equity in fiscal 1999 is primarily due to our company's initial public offering.




Quarterly Data (Unaudited)

(In millions except per share data)
Year Ended September 30,
                                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter     Full Year
---------------------------------------------------------------------------------------------------------------------------------
2001
Revenues                                              $ 8,222           $ 7,163         $ 5,506          $ 4,581        $ 25,472
Net revenues                                            8,025             6,923           5,212            4,061          24,221
Loss from operations                                   (2,135)           (4,575)         (6,031)          (7,551)        (20,292)
Net income (loss)                                      (2,250)           (4,609)         (6,607)          (7,558)        (21,024)
Basic and diluted earnings per share                    (0.26)            (0.52)          (0.61)           (0.74)          (2.13)

                                               First Quarter   Second Quarter    Third Quarter   Fourth Quarter     Full Year
---------------------------------------------------------------------------------------------------------------------------------
2000
Revenues                                              $ 8,544          $ 12,698        $ 12,065          $ 9,446        $ 42,753
Net revenues                                            8,476            12,625          12,000            9,207          42,308
Loss from operations                                   (1,045)             (182)         (2,810)          (5,500)         (9,537)
Net income (loss)                                      (1,056)             (190)         (2,812)          (5,789)         (9,847)
Basic and diluted earnings per share                    (0.13)            (0.02)          (0.35)           (0.71)          (1.21)

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

Results of Operations

Fiscal year ended September 30, 2001 compared to fiscal year ended September 30, 2000

Total revenues for fiscal 2001 were $25,471,902, a decrease of 40.42%, as compared to revenues of $42,752,654 for fiscal 2000. Revenues from commissions decreased by $14,080,441, or 42.71%, from $32,968,193 for fiscal 2000 to
$18,887,752 for fiscal 2001 due primarily to a decrease of 2,831 UltimateTrader accounts or 48.94% of such accounts, as well as a significant decrease in overall trading activity by on line traders due to adverse market conditions, increased competition and pricing pressure. During fiscal 2001, our company's online brokerage division had total billed transactions of 883,454 and average billed transactions of 3,577 per day, a decrease of 40.00% compared to an average daily billed transaction rate of 5,966 per day during fiscal 2000 totaling 1,509,448 billed transactions. Data service revenues decreased by $718,279, or 35.64%, from $2,015,396 for fiscal 2000 to $1,297,117 for fiscal
2001 due to the increasing number of accounts migrated to UltimateTrader II from other licensed software providers available through our services. We charge our customers a data service fee for using other software providers and do not charge for UltimateTrader II. Revenues from principal transactions decreased by $2,492,851, or 43.81%, from $5,689,695 for fiscal 2000 to $3,196,844 for fiscal
2001, mainly as a function of lower volume of business conducted by both the online brokerage division's trading desk and the third-market institutional sales division due to adverse market conditions. Interest and other income increased from $2,079,370 for fiscal 2000 to $2,090,189 due to the introduction of a minimum charge for all customers, which was offset by lower interest income.

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

Total expenses decreased by $7,331,794 or 14.14%, from $51,844,475 for fiscal 2000 to $44,512,681 for fiscal 2001. Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions. As a result of a significant decrease in the volume of business conducted by our online trading accounts, such expenses decreased by $10,033,356, or 48.69%, from $20,605,576 for fiscal 2000 to $10,572,220 for fiscal 2001. Employment compensation and related costs increased by $884,484 or 7.49%, from $11,802,131 for fiscal 2000 to $12,686,615 for fiscal 2001, due to expenses for software developers that were working on capitalized software development projects during fiscal 2000 but instead were working on the E*Trade integration and product enhancements and accordingly, had their salaries expensed during fiscal 2001. Communications expense increased by $332,347, or 17.70%, from $1,877,709 for fiscal 2000 to $2,210,056 for fiscal 2001 as a function of adding a back-up site. We expect that the foregoing expenses will decrease as we continue to renegotiate contracts with our vendors.

Business development costs consist of television, radio, on-line and print advertising to obtain new clients. These expenses decreased by $6,223,504, or 72.63%, from $8,569,200 for fiscal 2000 to $2,345,696 for fiscal 2001 as the company decreased its planned advertising and promotional efforts.

Professional fees increased from $1,726,598 for fiscal 2000 to $3,698,724 for fiscal 2001 due to an increase of $2,124,232 for software consultants, the use of an investor relations firm totaling $230,000, and the use of management consultants totaling $369,083, and was offset by decreases of $526,000 in legal expenses and employee acquisition costs of approximately $427,000. Occupancy and equipment costs increased by $1,638,132 or 35.06%, from $4,671,865 for fiscal 2000 to $6,309,997 for fiscal 2001, primarily due to the expansion of our offices by an additional 15,277 square feet in New York and the leasing of additional equipment to increase our capacity. Depreciation and amortization increased by $3,915,968, or 247.23%, from $1,583,954 for fiscal 2000 to
$5,499,922 for fiscal 2001 due to the implementation of our direct access trading platform and the related amortization of capitalized software, as well as the amortization of capitalized lease obligations. Other expenses increased by $182,009, or 18.07%, from $1,007,442 for fiscal 2000 to $1,189,451 for fiscal
2001, due to additional administrative costs.

A loss of $703,614 was recorded in fiscal year 2001 as a result of the write off of our investments in a technology company, Gale Technologies, Inc. and Insider Financial Services Online, Ltd.

As a consequence of the foregoing, our operating loss increased from $9,536,592 for fiscal 2000, to a loss of $20,291,863 for fiscal 2001.

The income tax provision decreased from $53,913 for fiscal 2000 to $28,697 for fiscal 2001.

As a consequence of the foregoing, our net loss increased from $9,846,891 in fiscal year ended 2000 to $21,024,174 in fiscal year ended 2001.

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

Liquidity and Capital Resources

For the year ended September 30, 2001 Watley incurred consolidated losses of approximately $21 million and used cash in its operating activities of nearly $16 million. These losses and use of cash are in addition to the approximately $10.6 million of losses and $6.1 million of cash used in operating activities during the two years ending September 30, 2000. The market conditions during our fiscal 2001 have been very challenging for online brokerage firms such as ABWG as well as for the brokerage industry in general. Trading volume has significantly decreased, we have lost customers in our core direct access business and increased competition has put pricing and margin pressures on our company.

Watley has invested heavily in the last few years in building its proprietary technology, its people and its technology and service infrastructure. Management believes that these investments have positioned our company as one of the larger, independent, direct access brokerage providers and have enabled the Company to sign a significant licensing agreement with E*Trade Group, Inc. ("E*Trade"). Our company's software licensing agreement with E*Trade moved out of the testing stage and into the production environment in September 2001. Licensing and post-production development fees approximated $350,000 through December 2001. We expect such E*Trade fees to increase as additional E*Trade customers are converted to the platform; our company is also pursuing licensing arrangements with other banks and brokerage firms. However, the operating losses of Watley will require our company to obtain additional financing (debt and/or equity), as we have not yet begun to generate sufficient internal cash flow to support our activities.

To respond to our liquidity and capital resource needs, Management has initiated various cost cutting initiatives, targeted acquisitions in complementary brokerage businesses and raised additional capital. Our cost cutting initiatives include reductions in workforce, reductions in capital expenditure outlays, and renegotiating clearing corporation agreements at more favorable rates. Further, we have continued to evaluate acquisitions that might increase cash flow and enhance economies of scale to our existing infrastructure. We completed an acquisition on November 2, 2001.

Subsequent to September 30, 2001, our company has raised approximately $3.8 million in new, convertible preferred stock, exchanged an outstanding $2.5 million 6% senior subordinated demand note into convertible preferred stock and extended the maturity date of $3.8 million of outstanding notes payable to related parties. In January 2002, our company received a commitment from an officer and stockholder for up to $2 million in the form of equity or debt with a maturity no sooner than January 15, 2003 at prevailing market rates. Management anticipates that we will have sufficient cash to execute our business plan during the fiscal year ending 2002. However, there can be no assurance that actual costs will not exceed estimated costs, actual revenues and fees will not be less than estimated amounts or we will be able to generate sufficient cash from operations to meet capital requirements, debt service repayment and other obligations when required.

The following is a summary of our significant financing activities:

On November 29, 2001, we issued 630 shares of our Series A convertible preferred stock, at a price of $10,000 per share. Each share is convertible at any time into 3,390 shares of common stock. Preferred dividends on the Series A preferred stock are cumulative at a rate of 6% per annum for the first eighteen months and 15% thereafter. The aggregate purchase price of the preferred stock and warrants is $6.3 million. The purchasers were also issued Series A warrants to purchase 1,601,460 shares of common stock at an exercise price of $2.95 per share. $2.75 million of the total purchase price was paid by exchanging our company's 6% senior subordinated demand note described in the following paragraph into the Series A convertible preferred stock. The $2.75 million represents the $2.5 million face value of the senior subordinated demand note plus a 10% premium upon exchange of such note pursuant to its terms.

On August 30, 2001, we obtained $2,500,000 from SDS Merchant Fund, L.P. bearing interest at an annual rate of 6% due on demand. In connection with the borrowing we issued to the lender a $2,500,000 senior subordinated demand note (the "Senior Subordinated Demand Note") and warrants to purchase 67,824 shares of common stock at an exercise price of $3.686 per share. Warrants to purchase 45,000 shares at an exercise price of $3.686 per share of common stock were issued to a consultant in connection with his efforts in arranging this loan. Each 30 days following the closing date, not to exceed six 30 day periods, until the loan is repaid, additional warrants shall be issued for a number of shares of common stock equal to 10% of the principal amount of the note outstanding, divided by the market price. On September 30, 2001 we issued warrants to purchase 75,075 shares of common stock at an exercise price of $3.33 per share. We issued warrants to purchase 85,236 and 83,362 shares of common stock on October 31, 2001 and November 29, 2001, respectively, in connection with the terms of the Senior Subordinated Demand Note and Warrant Agreement.

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

As of September 30, 2001 our company has borrowed $4,350,000 from officers of our company at rates ranging from 7% to 10%, which loans mature in the next two years.

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

Cash used by operating activities during fiscal 2001 was $15,998,533. We had a net loss of $21,024,174 and an increase from other assets of $324,319, receivables from clearing brokers of $1,174,624, loans receivable from related party of $129,126 and a decrease in accounts payable and accrued liabilities of $694,080 which was offset by an increase in other liabilities of $67,288, and non-cash items such as depreciation and amortization of $5,499,922, loss on investments of $703,614 and non-cash compensation/service costs of $779,162.

Cash used in investing activities was $6,913,138 during fiscal 2001. Uses of cash in fiscal 2001 related to purchases of equipment, software and leasehold improvements made in our new facility at 40 Wall Street of $1,759,660, offset by deferred rent incentives of $180,107. In addition to the cash used in investing activities during the year 2001, we accrued accounts payable relating to purchases of property and equipment of $198,348 during this period.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. We will adopt the provisions of SFAS No. 142 at the beginning of fiscal year 2002 in accounting for the acquisition of certain assets of On-Site.

After the development of our internal-use software Ultimate Trader II was completed, the Company began to market the software to third parties. In accordance with SOP 98-1, proceeds received from the license of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, will be applied against the carrying amount of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potenti0al loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with our clearing brokers, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international licensees, and we do not hold any assets or incur any liabilities denominated in foreign currency.

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

Employment Agreements

We have entered into a four-year employment agreement with Steven Malin and three-year employment agreements with Robert Malin, Anthony G. Huston, Eric Steinberg, Leon Ferguson and Joseph M. Ramos all of which are automatically renewable for additional one-year terms. We have also entered into a two-year employment agreement with Gary D. Mednick which is renewable for a one-year term if certain revenues are achieved. The employment agreements provide for annual base compensation of $110,000 for Steven Malin and Robert Malin, $175,000 for Messrs. Ferguson, Ramos, Huston and Wigger and $250,000 for Mr. Mednick.
Except for Mr. Mednick, each agreement provides for a bonus equal to 20% of their salaries, payable semi-annually except for Mr. Wigger ($50,000 paid annually), based upon certain revenue levels achieved by us, as may be approved by the board of directors or a committee of the board. Mr. Mednick is entitled to a bonus of $50,000 in the first year of his employment agreement. In addition, if certain revenues are achieved during the second year of his employment agreement, Mr. Mednick will be entitled to an additional bonus of $50,000.

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


                         Potential Realizable Value at
                         Assumed Annual Rates of Stock
                         Price Appreciation for Option Term
                         ----------------------------------

                             5%($)           10% ($)
                             --              -------
Steven Malin                     0           52,574
Joseph M. Ramos, Jr.             0           52,574
                           439,631        1,084,158
Anthony G. Huston                0                0
Leon Ferguson              129,263        1,418,315
Peter A. Wigger                  0                0


Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table contains information concerning the number and value, at September 30, 2001, of unexercised options held by executive officers named in the Summary Compensation Table:

                             Number of Securities Underlying      Value of Unexercised In-the-Money
                            Unexercised Options at FY-End (#)           Options at FY-End ($)
Name                          (Exercisable/Unexercisable)            (Exercisable/Unexercisable)(1)
----                          ---------------------------            ------------------------------
Steven Malin                            0/30,000                                 0/0
Leon Ferguson                        180,000/300,000                             0/0
Anthony G. Huston                          0/0                                   0/0
Joseph M. Ramos, Jr.                 18,000/222,000                              0/0
Peter A. Wigger                      100,000/50,000                              0/0

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


                                                  Number of Shares        Percentage of Shares
Name and Address of Beneficial Owner              Beneficially Owned       Beneficially Owned
------------------------------------              ------------------       ------------------
Steven Malin                                          2,257,570                   17.5%
On-Site Trading, Inc.                                 1,875,000                   14.6
Franklin Mutual Advisers, LLC                         1,411,825                   10.6
DMG Legacy International Ltd.                         1,394,020                    9.8
DMG Legacy Institutional Fund LLC                     1,394,020                    9.8
DMG Legacy Fund LLC                                   1,394,020                    9.8
SDS Merchant Fund, L.P.                               1,237,374                    8.8
Linda Malin                                           1,016,530                    7.9
Robert Malin                                            872,600                    6.8
Anthony G. Huston                                       354,600                    2.8
Leon Ferguson                                           273,685                    2.1
Peter A. Wigger                                         100,000                      *
Mark Chambre                                             46,500                      *
Joseph M. Ramos, Jr.                                     18,000                      *
Stanley Weinstein                                         2,000                      *
All directors and executive officers as a
     group (10 persons)                               5,288,738                   40.1%

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

The number of shares beneficially owned by SDS Merchant Fund, L.P. ("SDS") includes (i) 1,169,550 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock owned by SDS and (ii) 67,824 shares of common stock issuable upon the exercise of currently exercisable warrants. The number of shares beneficially owned by SDS does not include 1,120,663 shares of common stock issuable upon exercise of warrants which are not currently exercisable. Under the terms of the convertible preferred stock purchase agreement, SDS is not entitled to convert any portion of the series A convertible preferred stock or exercise any portion of the warrants or to dispose of any portion of the series A convertible preferred stock or warrants to the extent that the right to effect the conversion, exercise or disposition would result in SDS or any of its affiliates owning more than 4.95% of the outstanding shares of common stock of our company.

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

Item 13. Certain Relationships and Related Transactions.

During fiscal year 2000, we borrowed $3,500,000 from officers and major stockholders. Such loans were comprised of (i) a $3,200,000 loan from Steven Malin; (ii) a $150,000 loan from a corporation controlled by Steven Malin; (iii) a $75,000 loan from a corporation controlled by Linda Malin; and (iv) a $75,000 loan from a corporation controlled by Eric Steinberg. The notes bear interest ranging from 7% to 10% maturing in two years from the effective date. In fiscal 2000, Steven Malin had subordinated loans to our company of $125,000 and $55,000. On April 30, 2000, the subordinated borrowing of $125,000 matured, however Mr. Malin continued to loan our company $125,000 at an interest rate of 12% with no stated maturity date. The subordinated borrowing of $55,000 bears no interest and is due on October 31, 2002. Our company had a note receivable in the amount of $128,071 from an officer. The note receivable bears interst at 6% and is due on demand.

During fiscal year 2001, we borrowed an additional $850,000 from officers and major stockholders. Total borrowings from officers and stockholders were: (i) aggregate loans of $1,375,000 from a corporation controlled by Steven Malin;
(ii) aggregate loans of $1,075,000 from a corporation controlled by Robert Malin; (iii) a $950,000 loan from a corporation controlled by Linda Malin; and
(iv) a $950,000 loan from a corporation controlled by Eric Steinberg. The notes bear interest ranging from 7% to 10% maturing in one or two years from the effective date. In fiscal 2001, Steven Malin had subordinated loans to our company of $125,000 and $55,000. The subordination agreement for the $125,000 loan was renewed and the $55,000 loan continued as a subordinated loan maturing in October 2002. Our company had notes receivable of $103,000 and $131,059 from officers. The notes receivable bear interest at 6% and are due on demand.




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

                                                        /s/ Ernst & Young LLP

New York, New York
January 11, 2002

                             A.B. Watley Group Inc.

                  Consolidated Statements of Financial Condition

                                                                       September 30, 2001            September 30, 2000
                                                                       ------------------            ------------------
ASSETS

Cash and cash equivalents                                                   $508,053                        $5,090,083
Restricted cash                                                              500,334                           531,432
Securities owned at market value                                             343,434                           391,161
Receivables from clearing brokers                                          2,294,533                         1,119,909
Property and equipment at cost, net of accumulated
depreciation of $8,659,868 and $2,929,737 at September 30, 2001
and September 30, 2000, respectively                                      14,806,945                        18,523,320
Investments                                                                        -                           728,614
Loans receivable from related party                                          257,197                           128,071
Security deposits                                                          1,444,480                         1,471,907
Other assets                                                               1,377,700                         1,048,147
                                                                         -----------                       -----------
Total assets                                                             $21,532,676                       $29,032,644
                                                                         ===========                       ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY

Liabilities:
Subordinated borrowings                                                     $350,000                          $350,000
Subordinated borrowings from officer                                         180,000                            55,000
Securities sold, not yet purchased                                           372,545                           180,993
Notes payable to related parties                                           4,350,000                         3,625,000
Notes payable, net of unamortized discount of $47,198 and $127,533,
at September 30, 2001 and September 30, 2000, respectively                 3,437,323                         1,728,261
Bank loan                                                                          -                             3,333
Deferred rent incentives                                                   1,385,434                         1,399,554
Accounts payable and accrued liabilities                                   6,568,108                         7,063,840
Other liabilities                                                          1,957,075                         2,448,877
                                                                         -----------                       -----------
Total liabilities                                                         18,600,485                        16,854,858
                                                                         -----------                       -----------

Stockholders' equity:
Common stock, $.001 par value, 20,000,000 shares
        authorized at September 30, 2001 and
        September 30, 2000; 10,995,796 and
        8,798,090 issued and outstanding at September 30, 2001
        and September 30, 2000, respectively                                  10,996                             8,798
     Additional paid-in capital                                           37,224,984                        24,814,573
     Option costs, net                                                      (267,798)                          (93,331)
     Deferred compensation                                                  (459,563)                                -
     Accumulated deficit                                                 (33,576,428)                      (12,552,254)
                                                                         -----------                       -----------
Total stockholders' equity                                                 2,932,191                        12,177,786
                                                                         -----------                       -----------
Total liabilities and stockholders' equity                               $21,532,676                       $29,032,644
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

                             A.B. Watley Group Inc.
                  Statement of Changes in Stockholders' Equity


                                    Common Stock Issued
                                 ----------------------
                                                          Additional   Unamortized
                                                           Paid-in       Option         Deferred       Accumulated
                                    Shares    Par Value     Capital        Costs       Compensation       Deficit         Total
                                 ----------- ----------- ------------ --------------  --------------  --------------   -----------
Balance at October 1, 1998         5,137,500     $ 5,138  $ 3,758,333     $(100,292)               -   $ (1,903,761)  $  1,759,418

Issuance of common stock           2,794,245       2,794   14,548,137             -                -              -     14,550,931

Issuance of non-
  employee stock options                   -           -       24,029             -                -              -         24,029

Option cost - net                          -           -      331,250       (21,039)               -              -        310,211

Net loss                                   -           -            -             -                -       (801,602)      (801,602)
                                  ------------------------------------------------------------------------------------------------

Balance at September 30, 1999      7,931,745     $ 7,932  $18,661,749     $(121,331)               -    $(2,705,363)   $15,842,987

Issuance of common stock             866,345         866    6,091,127             -                -              -      6,091,993

Option cost - net                          -           -            -        28,000                -              -         28,000

Net loss                                   -           -            -             -                -     (9,846,891)    (9,846,891)

Other                                      -           -       61,697             -                -              -         61,697
                                  ------------------------------------------------------------------------------------------------

Balance at September 30, 2000      8,798,090     $ 8,798  $24,814,573     $ (93,331)               -   $(12,552,254)   $12,177,786

Issuance of common stock           2,197,706       2,198   10,997,219             -                -              -     10,999,417

Deferred stock based compensation          -           -      555,182             -         (555,182)             -              -

Amortization deferred
  compensation                             -           -            -             -           95,619              -         95,619

Warrants issued to non-employees           -           -      369,083             -                -              -        369,083

Option cost - net                          -           -      488,927     $(174,467)               -              -        314,460

Net loss                                   -           -            -             -                -    (21,024,174)   (21,024,174)
                                  ------------------------------------------------------------------------------------------------

Balance at September 30, 2001     10,995,796     $10,996  $37,224,984     $(267,798)        (459,563)  $(33,576,428)  $  2,932,191
                                  ==========    ========  ===========     =========         ========   ============   ============




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

ABWG has invested heavily in the last few years in building its proprietary technology, its people and its technology and service infrastructure. Management believes that these investments have positioned the Company as one of the larger, independent, direct access brokerage providers and have enabled the Company to sign a significant licensing agreement with E*Trade Group, Inc. ("E*Trade"). The Company's software licensing agreement with E*Trade moved from the testing stage and into the production environment in September 2001. Licensing and post-production development fees approximated $350,000 through December 2001. The Company expects such E*Trade fees to increase as additional E*Trade customers are converted to the platform; the Company is also pursuing licensing arrangements with other banks and brokerage firms. However, the operating losses of ABWG will require the Company to obtain additional financings (debt and/or equity), as the Company has not yet begun to generate sufficient internal cash flow to support its activities.

To respond to its liquidity and capital resource needs, Management has initiated various cost cutting initiatives, targeted acquisitions in complementary brokerage businesses and raised additional capital. Its cost cutting initiatives will include reductions in workforce, reductions in capital expenditure outlays, and renegotiating clearing corporation agreements at more favorable rates. Further, the Company has continued to evaluate acquisitions that might increase cash flow and enhance economies of scale to our existing infrastructure. The Company consummated an acquisition on November 2, 2001 (see note 17).

Subsequent to September 30, 2001, ABWG has raised approximately $3.8 million in new, convertible preferred stock, exchanged an outstanding $2.5 million 6% senior subordinated demand note into convertible preferred stock and extended the maturity date of $3.8 million of outstanding notes payable to related parties (see note 17). In January 2002 the Company received a commitment from an officer and stockholder for up to $2,000,000 of financing in the form of equity or debt with a maturity no sooner than January 15, 2003 at prevailing market rates. Management anticipates that the Company will have sufficient cash to execute its business plans during the fiscal year ending 2002. However, there can be no assurances that actual costs will not exceed estimated costs, actual revenues and fees will not be less than estimated amounts, or the Company will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required.


2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation:

The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiary, A.B. Watley. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

Summary of Significant Accounts Policies:

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

                             A.B. Watley Group Inc.

                  Years ended September 30, 2001, 2000, and 1999

Investments:

The Company accounts for its investments using the equity method. However, the Company also periodically evaluates these investments for potential permanent impairment which may have occurred. As a result, the Company has recorded a permanent impairment writedown on its investments in Gale Technologies, Inc. and Insider Financial Services Online, Ltd. of $703,614 as of September 30, 2001. Accordingly, at September 30, 2001, the Company's investments were fully reserved.

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


5. Property and Equipment

                                                   September 30,   September 30,
                                                       2001             2000
                                                       ----             ----
Computer equipment                                  $5,654,754       $5,167,001
Software                                            11,615,793       10,867,859
Construction-in-progress                                 -              273,770
Furniture, fixtures and leasehold improvements       6,196,266        5,144,427
                                                     ---------        ---------

                                                    23,466,813       21,453,057
Less accumulated depreciation and amortization      (8,659,868)      (2,929,737)
                                                    -----------       ---------
                                                   $14,806,945      $18,523,320
                                                    ===========      ===========

At September 30, 2001, and 2000 substantially all software represents software developed for internal use. For the years ended September 2001 and 2000, the Company amortized $4,050,961 and $372,148 of capitalized software developed for internal use. As of September 30, 2001 the Company is no longer capitalizing software developed. During the year ended September 30, 2001, the Company began marketing its internally developed software to third parties. As of September 30, 2001 we earned approximately $17,000 in licensing fees from these activities. The proceeds from licensing to third parties is recorded as a reduction of capitalized software (see Note 2). Construction-in-progress represents amounts related to leasehold improvements made on the Company's office space.

Included in computer equipment as of September 30, 2001 and 2000 is equipment purchased under capital leases of $2,047,410. These assets secure the related obligations under capital leases of $1,230,468 and $1,789,558 as of September 30, 2001 and 2000, respectively, which are included in other liabilities in the consolidated statements of financial condition. Depreciation expense of $682,470 and $286,586 related to these assets under capital leases was incurred in the years ended September 30, 2001, and September 30, 2000, respectively.

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

On August 30, 2001, we obtained a $2,500,000 loan bearing interest at an annual rate of 6% due on demand (the "Senior Subordinated Demand Note"). In connection with the loan, we issued to the lender a $2,500,000 promissory note and warrants to purchase 67,824 shares of common stock at an exercise price of $3.686. In addition, warrants to purchase 45,000 shares at an exercise price of $3.686 per share of the Company's common stock were issued to a consultant in connection with his efforts in arranging this loan. All warrants issued under the terms of this loan have a term of 5 years. The fair market value of the 112,824 warrants, approximately $305,360, is being accounted for as a debt issuance cost over the life of the loan. Interest expense relating to the debt issuance cost for these warrants for the year ended September 30, 2001 amounted to $102,893. The unamortized amount of the debt issuance cost is included as "option costs, net" in stockholders' equity. On each 30th day following the closing date, not to exceed six 30 day periods, until the Senior Subordinated Demand Note is repaid, additional warrants shall be issued for a number of shares of common stock equal to 10% of the principal amount of the Senior Subordinated Demand Note outstanding, divided by the market price. On September 30, 2001, warrants to purchase an additional 75,075 shares were issued at an exercise price of $3.33 per share with a fair market value of $183,567, which was included in interest expense in the consolidated statements of operations.

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

During the year ended September 30, 2001, the Company borrowed additional funds from certain officers and stockholders of the Company and restructured the above notes payable. As of September 30, 2001, the following promissory notes to officers and stockholders of the Company are outstanding:

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

11. Commitments and Contingencies

The Company has entered into certain leases for office space under noncancellable operating lease agreements that expire on June 23, 2009 and contain escalation provisions. The Company has also entered into various operating leases which are used to obtain computer equipment. As of September 30, 2001, the aggregate minimum future rental payments required under operating leases were as follows:

Year ended September 30, 2001
-----------------------------
2002                     $3,853,364
2003                      2,785,851
2004                      1,786,078
2005                      1,710,556
2006                      1,581,504
Thereafter                4,478,640
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

In the ordinary course of business, the Company is party to various legal proceedings, the outcome of which, either singularly or in the aggregate, is not expected to have a material impact on the Company's financial position.

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

A summary of the Company's stock option activity (exclusive of the warrants discussed in Notes 7 and 14) and related information for the years ended September 30, 2001, 2000, and 1999 is as follows:


                                                      NUMBER OF   WEIGHTED AVG
                                                       SHARES    EXERCISE PRICE
                                                      ---------  --------------

Outstanding at October 1, 1998                          420,100            2.34
  Granted                                             1,068,850            7.89
  Exercised                                            (125,000)           0.02
  Forfeited                                              (1,500)           9.40
                                                      ---------            ----
Outstanding at September 30, 1999                     1,362,450            5.94
  Granted                                               356,775           13.11
  Exercised                                            (193,183)           6.68
  Forfeited                                            (140,692)           8.45
                                                      ---------            ----
Outstanding at September 30, 2000                     1,385,350            9.90
  Granted                                             1,072,100            6.54
  Exercised                                            (170,590)           5.79
  Forfeited                                            (183,923)          10.21
                                                      ---------           -----
Outstanding at September 30, 2001                     2,102,511            9.68
                                                      =========           =====
  Exerciseable at September 30, 1999                    342,955            4.49
                                                      =========           =====
  Exerciseable at September 30, 2000                    533,829            6.24
                                                      =========           =====
  Exerciseable at September 30, 2001                    759,058            8.10
                                                      =========           =====

Included in the table above are non-employee option grants of 9,500 shares for the year ended September 30, 2000 and 44,750 shares for the year ended September 30, 1999.

During the years ended September 30, 2001 and 2000, certain employees were granted stock options with strike prices below fair market value. For the year ended September 30, 2001, the difference between the fair value of the common stock and the strike price equals $555,182 and was recorded as deferred compensation on the consolidated statement of financial condition and will be amortized into employee compensation expense over the three year vesting period of the options. Compensation expense related to these options amounted to $95,619 and $61,697 for the years ended September 30, 2001 and 2000, respectively.

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

                                                              Years ended September 30,
                                                              -------------------------
                                                   2001                 2000                1999
                                                   ----                 ----                ----
Net loss as reported. . . . . . . . . . .     $(21,024,174)        $(9,846,891)          $(801,602)
Net loss pro forma. . . . . . . . . . . .     $(23,791,767)       $(11,704,931)        $(1,228,531)
Net loss per share as reported. . . . . .           $(2.13)             $(1.21)              $(.11)
Net loss per share pro forma. . . . . . .           $(2.41)             $(1.44)              $(.17)

Additional information regarding options outstanding as of September 30, 2001 (exclusive of the warrants discussed in Notes 7 and 14) is as follows:

                                                  Options Outstanding                                   Options Exercisable
                                                  -------------------                                   -------------------
                                                   Weighted Average
                                   Number              Remaining                                   Number
    Range of Exercisable       Outstanding as      Contractual Life      Weighted Average      Exercisable as      Weighted Average
           Prices                of 9/30/01             (years)           Exercise Price         of 9/30/01         Exercise Price
           ------                ----------             -------           --------------         ----------         --------------
           $2.00                      99,000             6.52                 $ 2.00                 99,000             $ 2.00
      $3.00 - $6.4375                817,700             9.39                 $ 5.51                 81,200             $ 5.00
           $7.00                     421,200             7.46                 $ 7.00                256,298             $ 7.00
        $8.00-$13.25                 664,575             8.53                 $ 9.76                263,266             $10.24
       $15.25-$23.50                 100,036             8.62                 $17.43                 59,295             $17.75
                                     -------                                                         ------
                                   2,102,511                                                        759,058
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
                                                   ======     ======      ====

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax assets and liabilities as of September 30, 2001, 2000 and 1999 are as follows:

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
                                   ==========      ==========      ===========

At September 30, 2001, the Company had a net operating loss carryforward for federal tax purposes of approximately $31,292,000 that will expire no sooner than September 30, 2013.

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

17.  Subsequent Events

On November 2, 2001, the Company concluded the purchase of certain assets of On-Site Trading, Inc., (the "Seller") in accordance with the Asset Purchase Agreement. For the nine months ended September 30, 2001, the Seller earned revenues of approximately $26 million (unaudited). Purchased assets included customer accounts, Seller's interest in branch management agreements, and Seller's class A interest in Onsite Trading LLC, for 1,875,000 shares of common stock, and the assumption of up to $1.8 million of liabilities. The common stock is represented by three separate certificates registered in the name of Seller, in respective amounts of 937,500 shares delivered to the Seller on the purchase date, 468,750 shares ("Escrowed Shares"), and 468,750 shares ("Deferred Shares"). The Escrowed Shares will be released to Seller on November 2, 2002, unless there are outstanding claims by the Company for damages due to breach of the Asset Purchase Agreement. The Deferred Shares will be released to the Seller monthly in accordance with the following formula: Revenues generated by purchased assets divided by $1,000,000 times 39,062.5 or until all such Deferred Shares have been released or until purchased assets no longer generate revenue.

On November 29, 2001 the Company issued 630 shares of its Series A convertible preferred stock, at a price of $10,000 per share. Each share is convertible at any time into 3,390 shares of common stock. Preferred dividends on the Series A preferred stock are cumulative at a rate of 6% per annum for the first eighteen months and 15% thereafter. The aggregate purchase price of the preferred stock and warrants is $6,300,000. The purchasers were also issued Series A warrants to purchase 1,601,460 shares of common stock at an exercise price of $2.95 per share. $2,750,000 of the total purchase price was paid by exchanging the Company's 6% senior subordinated demand note into the Series A convertible preferred stock (see note 7). The $2,750,000 represents the $2,500,000 face value of the senior subordinated demand note plus a 10% premium upon exchange of such note pursuant to its terms. The Company is currently assessing the impact of EITF 00-27 with regard to the convertible preferred stock and warrants issued, which may result in a significant preferred dividend deemed paid to the investors and with regard to the Senior Subordinated Demand Note exchanged, which may result in a significant income statement charge on the extinguishment of debt.

The Company issued warrants to purchase 85,236 and 83,362 shares of common stock on October 31, 2001 and November 29, 2001, respectively, in connection with the terms of the Senior Subordinated Demand Note and Warrant Agreement.

On January 10, 2001 all notes payable to related parties maturing February 2002 were extended through October 31, 2002 (see note 10).

In January 2002 the Company received a commitment from an officer and stockholder for up to $2,000,000 of financing in the form of equity or debt with a maturity no sooner than January 15, 2003 at prevailing market rates.

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

Date: February 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURES                                                 TITLE                         DATE
----------                                                 -----                         ----
/s/ Steven Malin                Chairman of the Board, Chief Executive Officer     February 14, 2002
----------------                and Director (Principal Executive Officer and
Steven Malin                    Principal Financial Officer)

/s/ Anthony G. Huston           President and Director                             February 14, 2002
---------------------
Anthony G. Huston

/s/ Joseph M. Ramos, Jr.        Executive Vice President and Chief Financial       February 14, 2002
------------------------        Officer (Principal Accounting Officer)
Joseph M. Ramos, Jr.

/s/ Robert Malin                Director                                           February 14, 2002
----------------
Robert Malin

/s/ Leon Ferguson               Executive Vice President and Director              February 14, 2002
-----------------
Leon Ferguson

/s/ Mark Chambre                Director                                           February 14, 2002
----------------
Mark Chambre

/s/ Stanley Weinstein           Director                                           February 14, 2002
---------------------
Stanley Weinstein