Form 10-Q
period 2001-12-31
A B WATLEY GROUP INC
filed 2002-04-23
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



               (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001
                                               ------------------
                                       OR

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ].

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 29, 2002 was 12,508,852.

                             A. B. Watley Group Inc.

Index

PART I - FINANCIAL INFORMATION                                              Page

       Item 1. Financial Statements.

       Consolidated Statements of Financial
                 Condition December 31, 2001 (Unaudited) and
                 September 30, 2001                                           3

       Consolidated Statements of Operations
                 Three months ended December 31, 2001 and 2000 (Unaudited)    4

       Consolidated Statements of Cash Flows
                 Three months ended December 31, 2001
                  and 2000 (Unaudited)                                        5

      Notes to Consolidated Financial Statements (Unaudited)                  6

      Item 2. Management's Discussion and Analysis
      of Financial Condition and Results of Operations                       11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk     14

PART II - OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                              15

Signatures

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             A. B. Watley Group Inc.
                 Consolidated Statements of Financial Condition


                                                                                        December 31, 2001   September 30, 2001
                                                                                           (unaudited)

ASSETS
Cash and cash equivalents                                                                 $      325,742        $      508,053
Restricted cash                                                                                  509,838               500,334
Securities owned at market value                                                               3,066,568               343,434
Receivables from clearing brokers                                                              3,971,026             2,294,533
Property and equipment net of accumulated depreciation
     of $10,163,382 and $8,659,868 at December 31, 2001 and
     September 30, 2001, respectively                                                         13,446,077            14,806,945
Security deposits                                                                              1,453,492             1,444,480
Intangibles                                                                                    7,870,110                     -
Loans receivable from related parties                                                            327,697               257,197
Other assets                                                                                     746,410             1,377,700
                                                                                    ------------------------------------------
                                                                                          $   31,716,960        $   21,532,676
                                                                                    ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Subordinated borrowings                                                                   $      350,000        $      350,000
Subordinated borrowings from officer                                                             180,000               180,000
Notes payable to officers                                                                      5,050,000             4,350,000
Securities sold not yet purchased                                                              2,726,681               372,545
Notes payable, net of unamortized discounts of $31,466 and $47,198 at
     December 31, 2001 and September 30, 2000, respectively                                    1,000,406             3,437,323
Deferred rent incentives                                                                       1,340,234             1,385,434
Accounts payable and accrued liabilities                                                       7,076,512             6,568,108
Other liabilities                                                                              1,798,300             1,957,075
                                                                                    ------------------------------------------
                                                                                              19,522,133            18,600,485
Minority interest applicable to LLC Class B Members                                            3,794,689                     -
Redeemable convertible preferred stock (liquidation preference - $6,300,000)                   4,184,089                     -

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 20,000,000 shares authorized at December 31, 2001 and September 30, 2001, respectively, 12,508,852 and 10,995,796 issued and
     outstanding at December 31, 2001 and September 30, 2001, respectively                        12,509                10,996
Additional paid-in capital                                                                    44,659,220            37,224,984
Option costs, net                                                                                (58,331)             (267,798)
Deferred compensation                                                                           (413,298)             (459,563)
Accumulated deficit                                                                          (39,984,051)          (33,576,428)
                                                                                    ------------------------------------------
Total stockholders' equity                                                                     4,216,049             2,932,191
                                                                                    ------------------------------------------
                                                                                          $   31,716,960        $   21,532,676
                                                                                    ==========================================

                             A. B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                           December 31,                      December 31,
                                                                               2001                              2000
                                                                               ----                              ----
Revenues:
Commissions                                                                  $     6,963,713                    $     6,186,528
Data service revenues                                                                136,333                            433,692
Principal transactions, net of trading losses of $396,503
  applicable to LLC class B members in 2001                                          367,360                          1,088,355
Interest and other income                                                            816,795                            511,574
Interest income - related party                                                        4,500                              1,545
                                                                      -----------------------         --------------------------
Total revenues                                                                     8,288,701                          8,221,694
Interest expense                                                                     884,494                            124,993
Interest expense - related party                                                     132,216                             71,358
                                                                      -----------------------         --------------------------
Net revenues                                                                       7,271,991                          8,025,343
                                                                      -----------------------         --------------------------

Expenses:
Commissions, floor brokerage and clearing charges                                  4,343,278                          2,802,919
Employee compensation and related costs                                            3,376,391                          2,998,861
Communications                                                                       847,498                            487,505
Business development                                                                 262,343                            811,557
Professional services                                                                454,913                            224,774
Occupancy and equipment costs                                                      1,779,373                          1,375,542
Depreciation and amortization                                                      2,218,979                          1,276,046
Other expenses                                                                       540,708                            183,606
Loss on investment                                                                     --                                99,169
Minority interest applicable to LLC class B members                                 (396,503)                            --
                                                                      -----------------------         --------------------------
                                                                                  13,426,980                         10,259,979
                                                                      -----------------------         --------------------------

Loss before income taxes and extraordinary item                                   (6,154,989)                        (2,234,636)
Income tax provision                                                                  (2,634)                           (14,961)
                                                                      -----------------------         --------------------------
Loss before extraordinary item                                                    (6,157,623)                        (2,249,597)

Extraordinary loss on extinguishment of debt                                        (250,000)                             --
                                                                      -----------------------         --------------------------
Net loss                                                                          (6,407,623)                        (2,249,597)

Deemed dividend to preferred stockholders                                         (1,639,797)                             --

Preferred stock dividend                                                             (78,750)                             --
                                                                      -----------------------         --------------------------
Net loss applicable to common stockholders                                       ($8,126,170)                       ($2,249,597)
                                                                      =======================         ==========================
Basic and diluted loss per common share:

Loss before extraordinary item                                                        ($0.66)                            ($0.26)

Extraordinary loss on extinguishments of debt                                          (0.02)                             --
                                                                      -----------------------         --------------------------
Basic and diluted earnings per share                                                  ($0.68)                            ($0.26)
                                                                      =======================         ==========================
Weighted average shares outstanding                                               11,966,125                          8,806,716
                                                                      =======================         ==========================

                             A. B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                      December 31, 2001     December 31, 2000
                                                                                      -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $      (6,407,623)      $     (2,249,597)
Adjustments to reconcile net loss to net cash (used in)
   operating activities:
        Non-cash compensation/service costs                                                     558,915                  8,250
        Options costs, net                                                                       46,265                      -
        Depreciation and amortization, net                                                    2,218,979              1,276,045
        Minority interest                                                                      (396,503)                     -
        Loss on investment                                                                            -                 99,169
        Loss on extinguishment of debt                                                          250,000                      -
        Software licensee fees received                                                          77,573                      -
        Changes in assets and liabilities:
        (Increase) decrease in operating assets:
                    Restricted cash                                                              (9,504)                (8,383)
                    Securities owned                                                          1,827,844                108,851
                    Receivables from clearing brokers                                        (1,764,393)              (850,076)
                    Loans receivable from related party                                        (70,500)                 (1,545)
                    Security deposits                                                           (9,012)                      -
                    Other receivables                                                            64,271                      -
                    Other assets                                                                145,317                 70,885
        Increase (decrease) in operating liabilities:
                    Securities sold, not yet purchased                                       (1,004,447)               (69,138)
                    Accounts payable and accrued liabilities                                    493,657             (1,293,968)
                    Other liabilities                                                             9,514                 11,190
                                                                                  ---------------------------------------------
Net cash used in operating activities                                                        (3,969,647)            (2,898,317)
                                                                                  ---------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment, net                                                       (115,419)             (1,077,660)
Investments                                                                                           -                 (30,000)
Deferred rent incentives                                                                              -                 215,757
                                                                                  ---------------------------------------------
Net cash used in investing activities                                                         (115,419)               (891,903)
                                                                                  ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercised stock options                                                                -                  62,500
Proceeds from sale of preferred stock, net                                                   3,324,291                      --
Repayment of notes payable                                                                    (185,983)               (282,658)
Proceeds from notes payable to officers                                                        700,000               1,325,000
Payment of lease obligations under capital leases                                             (168,289)               (144,984)
Capital contributions by LLC class B members - net                                             232,914                       -
Repayment of bank loan                                                                               -                  (3,333)
                                                                                  ---------------------------------------------
Net cash provided by financing activities                                                    3,902,933                 956,525
                                                                                  ---------------------------------------------

Net decrease in cash and cash equivalents                                                     (182,311)             (2,833,695)
Cash and cash equivalents at beginning of period                                               508,053               5,090,083
                                                                                  ---------------------------------------------
Cash and cash equivalents at end of period                                                $    325,742         $     2,256,388
                                                                                  =============================================

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
               AND DISCLOSURE OF CASH FLOW INFORMATION
Exchange of senior subordinated demand note for redeemable preferred stock                   $2,750,000                      -
Accounts payable for purchases of property and equipment                                              -               $705,201
Cash paid for:
               Interest                                                                        $132,655               $104,436
               Taxes                                                                             $2,634                $14,961

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

1. Organization and Liquidity and Capital Resources

A.B. Watley Group Inc. ("ABWG" or the "Company") conducts business primarily through its principal subsidiaries, A. B. Watley, Inc. ("A.B. Watley") and ABW TRADING, LLC ("LLC"). ABWG is a Delaware corporation organized May 15, 1996.

A. B. Watley is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc. A. B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, as well as institutional block trading. A.B. Watley clears all transactions through three clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from Rule 15c3-3 of the Securities and Exchange Commission ("SEC").

LLC is a registered broker-dealer and a member of the Philadelphia Stock Exchange and was acquired by the Company in November 2001. (See Note 3). ABWG is the class A managing member of LLC. LLC was formed as a means for registered professionals to engage in proprietary trading utilizing LLC's funds. As the managing member, ABWG manages the operations of LLC and receives trading fees from the class B members, who are the registered professionals. A capital contribution is required to become a class B member. Credit available to the class B members is dependent on the aggregate of all positions in all of the LLC's accounts, which is subject to the Company's net capital requirements and also limited by the parameters established by the class A member based on the class B members' individual capital balances. LLC clears all transactions through a clearing broker. Accordingly, LCC is also exempt from Rule 15c3-3 of the SEC.

ABWG has historically financed its negative operating cash flow primarily through private and public equity offerings and borrowings from officers of the Company. Management does not expect that revenues and cash flows for the Company's fiscal year ending September 30, 2002 will meet its original projections, primarily due to a significant downturn in trading volume affecting the securities industry in general. In the quarter ended December 31, 2001, the Company's consolidated revenues including On-Site accounts were approximately $1 million below projections for the period. Revenues further deteriorated in the subsequent quarter and as a result, the Company expects that its consolidated revenues for the second quarter will be below projections by approximately $2 million. In addition to the fact that the revenues from On-Site were below projections, the Company is obligated to fund On-Site related commitments of over $1 million greater than anticipated. (See Note 3.) Therefore, in addition to the funding discussed below, the Company will need to find additional funding sources at rates and terms acceptable to the Company to meet the Company's capital and liquidity needs for the remainder of the year, based upon current market conditions and expected cash needs, of at least $1 million per month.

In January 2002, the Company received a commitment from the Company's Chief Information officer, an officer, stockholder and Director, for up to $2 million in the form of equity or debt with maturity no sooner than January 15, 2003 at prevailing market rates. Subsequently $200,000 of this commitment has been drawn down. (The Company also borrowed $500,000 from this officer in December 2001.) The officer's commitment is irrevocable until the earlier of (i) the date an investment of $2,000,000 is made from an alternative source or (ii) October 31, 2002. In March and April 2002, one of the holders of the Company's Preferred Stock led a group that lent an aggregate of $2,500,000 to the Company. The notes are payable on demand but no earlier than June 18, 2002, with interest at 10%. The proceeds of the loans will be used for working capital. One member of the group was granted warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.918 a share in connection with the member's $1,600,000 loan. A consultant retained by a member of the group was granted warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.918 a share. (See Note 11.) As a result of the $2,500,000 loan, the officer's commitment is no longer effective.

Additional sources of capital and liquidity may include licensing of versions of our software in a manner that will allow the Company to realize licensing fees up-front. On April 8, 2002, the Company restructured its software license agreement with E*TRADE Group, Inc. to grant E*TRADE a non-exclusive perpetual license of the Company's proprietary software for a flat fee, rather than a limited term license with fees based on monthly usage. The Company will perform certain additional customization of its software and transition services for E*TRADE and will receive aggregate compensation of $5,000,000, paid in cash ($2.6 million) and E*TRADE stock ($2.4 million), upon completion of such customization and transition. The Company has already delivered to E*TRADE the source code customization required by the restructured agreement and was paid $1,000,000 for such delivery. The balance of the compensation will be due upon completion of the transition. The E*TRADE stock to be issued to the Company will be valued based on the average closing price of such stock for the ten trading days prior to the completion of the transition. E*TRADE will use reasonable efforts to file a registration statement covering such stock with the Securities and Exchange Commission not later than 30 days after the stock is issued to the Company. (See Note 11.)

In an effort to increase revenues, we have created a new business unit within the Company to attract active-traders and hedge funds. The Company is now catering to professional traders and hedge funds because we believe that they provide a more stable source of trading income. We have also considered the possibility of selling a combination of retail accounts with or without an attached licensing agreement for our proprietary software with an ongoing revenue stream to the Company. In addition, the Company continues to implement cost cutting initiatives in several areas, including reducing staff and will accelerate cost cutting measures as needed. Further, the Company is exploring strategic business combinations and/or sale of the Company as additional alternatives.






There can be no assurance that the Company will be able to accomplish these cost reduction and revenue generation initiatives or be able to find a strategic partner and/or purchaser of the Company. All of these alternatives are subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control. There is no guarantee that the Company will have access to other sources of financing sufficient to meet its commitments. The failure by the Company to obtain necessary financing or make sufficient improvement in its operating results will have a material adverse effect on the Company.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2001 included in the Company's Annual Report on Form 10-K/A.

The consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries, A.B. Watley and LLC. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to current year's presentations.

"Securities owned at market value" of $2,853,000 at December 31, 2001 represents trading inventory of class B members of LLC. The Company's ability to use these securities for general corporate purposes is significantly restricted by its clearing agreements, net capital requirements (see Note 5) and its desire to maintain business and trading relationships with its class B members. Accordingly, the Company believes these securities are generally not available to satisfy the cash flow needs of the Company.

The trading gains and losses related to LLC's class B members are included in Principal transactions and are directly related to the Minority interest applicable to LLC class B members in the consolidated statements of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company expects to adopt SFAS No. 142 as of October 1, 2002.

3. Acquisition of Certain Assets and Liabilities of On-Site Trading, Inc.

In an effort to acquire more customer accounts and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October 1, 2001, On-Site transferred its customer accounts to the Company and A. B. Watley became the introducing broker of record for the customer accounts. Accordingly, commissions and other income derived from these accounts have been included in the Company's results of operations from that date. On November 2, 2001, the Company acquired the customer lists and certain other On-Site assets, including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (subsequently renamed ABW TRADING, LLC), and assumed certain liabilities, including an estimated $1,800,000 obligation of the subsidiary's former class A member to the class B members which is included on the consolidated statement of financial condition as Minority interest applicable to LLC class B members. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares of its common stock to On-Site. Of these shares, 937,500 shares were delivered at closing and 468,750 shares ("Escrow Shares") were held in escrow to be released to On-Site on November 2, 2002, unless there are outstanding claims by the Company for indemnification under the Asset Purchase Agreement. The remaining 468,750 shares ("Deferred Shares") were held in escrow and are contingent upon achieving certain post-acquisition revenues. As of March 31, 2002, approximately 205,000 Deferred Shares have been earned by On-Site.

On March 19, 2002, the Company reclaimed 361,944 shares of the Escrow Shares and assumed additional obligations of the broker-dealer subsidiary's former class A member to the Minority Interest of $1,050,000 in excess of the $1,800,000 the Company had agreed to assume. Pursuant to the Asset Purchase Agreement, the reclaimed shares were valued at $2.90. If any portion of the liability is recovered, the Company will re-deposit shares into escrow equal to the amount recovered, valued at $2.90 per share. The Company has adjusted its accounting for this transaction to reflect the reduced amount of shares issued and the corresponding increase in Minority Interest applicable to LLC class B members assumed.

Excluding the Escrow Shares reclaimed, the Company issued 1,513,057 shares at a purchase price of $3.41 per share. The $3.41 per share price was determined by calculating a weighted averaged of the share price of the Company's common stock for the 3 days prior and 3 days subsequent to the date of the announcement of the acquisition of On-Site's assets. The excess purchase price of $8,584,000 over the fair value of the net tangible liabilities acquired of $2,805,000 was allocated to "Intangibles" representing the customer lists acquired. The Intangibles will be amortized over a period of thirty-six months. Amortization expense for the period ending December 31, 2001 was $715,000.


The purchase price of $5,703,000, including expenses of $543,000, was preliminarily allocated to the net assets acquired as follows:

Securities owned, at market value                           $ 4,551,000
Intangibles                                                   8,584,000
Other assets                                                    265,000
                                                            -----------
Total assets                                                 13,400,000

Securities sold, but not yet purchased                        3,358,000
Other liabilities                                               381,000
Minority interest                                             3,958,000
                                                            -----------
Total liabilities                                             7,697,000
                                                            -----------
Net assets acquired                                         $ 5,703,000
                                                            ===========
                                       7

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


4. Redeemable Convertible Preferred Stock

On November 29, 2001, the Company entered into the Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") to issue and sell, in a private placement, an aggregate of 630 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). Each share is convertible into 3,390 shares of the Company's common stock at an exercise price of $2.95. The purchasers of the Preferred Stock were issued warrants, expiring in 5 years from the date of issuance, to purchase an additional 1,601,460 shares of common stock at a exercise price of $2.95. The aggregate purchase price of the Preferred Stock and the warrants of $6,013,000, net of expenses was allocated to the Preferred Stock ($4,039,000) and the balance ($1,974,000) was attributed to the fair market value of the warrants. In connection with this transaction, the Company exchanged a note payable in the amount of $2,500,000 ("Senior Subordinated Demand Note") for $2,750,000 of Preferred Stock in accordance with the terms of the Senior Subordinated Demand Note. The resulting premium of $250,000 to the note holders reduced the proceeds received by the Company and was recorded as an extraordinary loss on the extinguishment of debt during the quarter ended December 31, 2001.

Pursuant to the Purchase Agreement and a related Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of common stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of common stock in the amount of 1,601,460 shares issued to the purchasers of the Preferred Stock. The Company has not yet filed the Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required by the Purchase Agreement, the Registration Agreement and the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (the "Certificate") governing the Preferred Stock. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period shall accrue to each holder of Preferred Stock and be added to the Liquidation Preference Amount until cured. (See Note 11.)

The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of common stock. As of December 31, 2001, a dividend of $78,750 was accrued for the Preferred Stock. The holders of Preferred Stock may elect to convert their shares into the Company's common stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the common stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Certificate.

Subsequent to December 31, 2001, triggering events occurred. However, the Company received waivers for the triggering events that occured. (See Note 11.)

The Company may, at its option, convert the Preferred Stock into common stock at any time after August 30, 2002 for common stock, provided that the price of the common stock is greater than 200% of the conversion price of $2.95 for at least 20 consecutive trading days, or there is an underwriting with an offering price of the common stock that is greater than 175% of the conversion price and the aggregate gross proceeds from the offering exceed $40 million, and the Registration Statement is effective.

The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.95% of the outstanding shares of the Company's common stock.

The Company recorded a deemed dividend of $1,683,459, in the first quarter of 2002, relating to the beneficial conversion feature of the Preferred Stock, after taking into account the value of the warrants issued. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as offsetting charges and credits to additional paid-in capital. In recognition of the redemption features of the Preferred Stock, the Company excluded the Preferred Stock from stockholders' equity in the accompanying financial statements.

5. Net Capital Requirement

A.B. Watley and LLC are subject to the SEC's Uniform Net Capital Rule or Rule 15c3-1 (the "Net Capital Rule") which requires broker-dealers to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Net Capital Rule also requires that equity capital may not be withdrawn or cash dividends paid if A.B. Watley's and LLC's resulting net capital ratio would each exceed 10 to 1. At December 31, 2001, A.B. Watley had net capital, as defined, of $416,000, which was $192,000 in excess of its required net capital of $224,000. The aggregate indebtedness to net capital ratio was 8.09 to 1. At December 31,2001, LLC had net capital, as defined, of $446,000, which was $346,000 in excess of its required net capital of $100,000. The aggregate indebtedness to net capital ratio of LLC was .55 to 1.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

6. Earnings Per Share

Since the Company recognized a net loss for the three months ended December 31, 2001 and 2000, diluted earnings per common share is the same as basic earnings per common share for both periods.

7. Notes Payable to Officers

As at December 31, 2001, notes payable to officers consisted of the following:

                                                 Principal           Interest
Effective Date          Maturity Date             Amount               Rate
--------------------------------------------------------------------------------

   11/30/00               11/29/03              $300,000                 7%
    2/25/01                2/25/03               950,000                10%
    2/25/01                2/25/03               950,000                10%
    2/25/01                2/25/03               950,000                10%
    2/25/01                2/25/03               950,000                10%
    3/16/01                3/16/03               125,000                10%
    3/16/01                3/16/03               125,000                10%
   10/01/01               10/01/02               500,000                10%
   10/01/01               10/01/02               200,000                10%
                                          --------------------
                                              $5,050,000
                                          ====================

As of December 31, 2001, interest payable related to the notes payable to officers was $388,720 and related interest expense for the three months ended December 31, 2001 and 2000 was $128,465 and $67,000, respectively.

8. Commitments and Contingencies

The Company has assumed additional leases for office space and equipment under the Asset Purchase Agreement with On-Site. As of December 31, 2001, the aggregate minimum future rental payments under operating leases for these additional leases are as follows:

Year ended December 31
--------------------------------------
2002               $ 541,896
2003                 539,889
2004                 358,055
2005                  93,105
2006                   6,682
                  ------------
                  $1,539,627
                  ------------

The Company incurred rental expense attributable to these operating leases of $141,864 during the three-month period ended December 2001.

9. Pro forma financial information

The following pro forma information for the three months ended December 31, 2000 gives effect to the Company's acquisition of certain assets of On-Site, primarily customer lists and its interest in the broker-dealer subsidiary; the assumption of certain liabilities of the business; and the issuance of common stock, as if it occurred on October 1, 2000 (See Note 3). Pro forma information for the three months ended December 31, 2001 is not required since the Company became the introducing broker for On-Site as of October 1, 2001 and as such the consolidated statement of operations for the three months ended December 31, 2001 reflect the associated commission revenues and expenses related to the On-Site acquisition.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Net revenues                                                     $20,528,296
Net loss applicable to common stockholders                       ($2,563,942)
Per share:
Net loss applicable to common stockholders                            ($0.26)

10.  Litigation

The Company is a party to various suits alleging breach of contract (i) due to non-payment for services or goods provided, and (ii) for compensation claimed by former traders of the LLC. A stockholder is also claiming damages arising from trading in the Company's stock that could not be completed because a registration statement covering such stockholder's shares was suspended due to the Company's late filing of its Annual Report on Form 10-K for the year ended September 30, 2001. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs allege violations of New York common law and federal securities laws by A. B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A. B. Watley. Plaintiffs seek damages of $31,400,000 plus punitive damages. The Company believes it has meritorious defenses against this suit and intends to fight it vigorously.

At the request of Canadian securities regulatory authorities, the Company has provided such authorities with information concerning customer accounts of A.B. Watley that have Canadian addresses. At the time of inquiry, the Company did not hold any licenses in Canada. Subsequently, the Company was registered as an international dealer with the Ontario securities authority.

In the opinion of management, after consultation with independent counsel, the resolution of these matters will not have a material adverse effect on the consolidated financial position and the results of operations of the Company after taking into account the Company's reserves for such matters.

11. Subsequent Events

(a) On February 12, 2002, one of the Company's lenders notified the Company that it was accelerating the approximately $350,000 remaining balance due on the $400,000 loan originally made by it to the Company. The Company has brought the loan current and the lender has agreed to rescind the notice of acceleration in return for (i) a prepayment of $150,000 of the balance and (ii) the grant of a security interest in the Company's proprietary software.

(b) At February 28, 2002, A.B. Watley had a net capital deficit as defined of $520,836, which was $792,935 below its required minimum net capital of $272,099, which is in violation of rule 15c3-1. A.B. Watley subsequently received an additional $900,000 capital contribution from ABWG which cured the net capital violation.

(c) On April 3, 2002, the Company received a determination from the Nasdaq Listing Qualifications Panel that the Company's request for continued listing on The NASDAQ National Market was denied. In accordance with such denial, the Company's common stock was delisted from the Nasdaq Stock Market effective with the open of business, April 4, 2002 (the "Delisting").

(d) As described in Note 4 above, the Company has not yet filed the Registration Statement for the common shares issuable under the Preferred Stock and warrants and will not be able to have the Registration Statement filed and declared effective in accordance with the time frame required by the Purchase Agreement, the Registration Agreement and the Certificate governing the Preferred Stock. The failure to file the Registration Statement and the Delisting, will give the holders of the Preferred Stock the right to require the Company to redeem some or all of the shares of the Preferred Stock (the "Redemption Right"). The holders of the Preferred Stock have waived their Redemption Right at this point in time and have agreed to amend the Certificate to provide that the Company has until September 30, 2002 to (a) file the Registration Statement and (b) to be listed on any of the Nasdaq National Market, the Nasdaq SmallCap Market, the OTC Bulletin Board, The New York Stock Exchange, Inc. or The American Stock Exchange, Inc. As a result of the Company's failure to file and the Delisting, the Company is also required to pay liquidated damages to the holders of the Preferred Stock of 2% of the liquidation preference for each 30 day period until the failures have been cured. The holders may demand cash or an accrual to the liquidation preference amount of the Preferred Stock. As of April 15, 2002, liquidated damages of approximately $441,000 has accrued to the holders.

(e) On April 8, 2002, the Company restructured its software license agreement with E*TRADE Group, Inc. to grant E*TRADE a non-exclusive perpetual license of the Company's proprietary software for a flat fee, rather than a limited term license with fees based on monthly usage. The Company will perform certain additional customization of its software and transition services for E*TRADE and will receive aggregate compensation of $5,000,000, paid in cash ($2.6 million) and E*TRADE stock ($2.4 million), upon completion of such customization and transition. The Company has already delivered to E*TRADE the source code customization required by the restructured agreement and was paid $1,000,000 for such delivery. The balance of the compensation will be due upon completion of the transition. The E*TRADE stock to be issued to the Company will be valued based on the average closing price of such stock for the ten trading days prior to the completion of the transition. E*TRADE will use reasonable efforts to file a registration statement covering such stock with the Securities and Exchange Commission not later than 30 days after the stock is issued to the Company.



(f) In March and April 2002, one of the holders of the Company's Preferred Stock led a group that lent an aggregate of $2,500,000 to the Company. The notes are payable on demand, but no earlier than June 18, 2002, with interest at 10%. The proceeds of the loans will be used for working capital. One member of the group was granted warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.918 a share in connection with the member's $1,600,000 loan. A consultant retained by a member of the group was granted warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.918 a share. The fair value of the warrants will be amortized through interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

Results of Operations

Three months ending December 31, 2001, compared to the quarter ending December 31, 2000

REVENUES. Total revenues for the quarter ending December 31, 2001 were $8,288,701, an increase of .82%, as compared to revenues of $8,221,694 for the quarter ending December 31, 2000. Revenues from commissions increased by $777,185, or 12.56%, from $6,186,528 for the quarter ending December 31, 2000, to $6,963,713 for the quarter ending December 31, 2001, due primarily to the acquisition of the accounts of On-Site Trading, Inc. ("On-Site") which produced commissions of $3,374,000. During the quarter ending December 31, 2001, the Company's online brokerage division, exclusive of the revenues related to the accounts acquired from On-Site, had total billed transactions of 181,129, and average billed transactions of 2,830 per day, a decrease of 66% compared to an average daily-billed transaction rate of 4,753 per day during the quarter ending December 31, 2000. This was offset by the inclusion of the transactions by the accounts acquired from On Site of 216,477, or average billed transactions per day of 3,382. Data service revenues decreased by $297,359, or 68.56%, from $433,692 for the quarter ending December 31, 2000, to $136,333 for the quarter ending December 31, 2001, due to the migration of customers from third party software to the Company's proprietary software, UltimateTrader II, for which no data fees are charged. Revenues from principal transactions decreased by $720,995 or 66.25%, from $1,088,355 for the quarter ending December 31, 2000, to $367,360 for the quarter ending December 31, 2001, mainly as a function of the lower volumes of business conducted by our third-market institutional sales division, and losses incurred by minority interests in LLC. Interest and other income increased $305,221 or 59.66% from $511,574 for the quarter ending December 31, 2000, to $816,795 for the quarter ending December 31, 2001, as a result of an increase in the interest rebate applied to our customer balances received from our clearing firm, as well an increase in our customer balances as a result of acquiring On-Site accounts.

Interest expense increased $759,501 or 607.64% from $124,993 for the quarter ending December 31, 2000, to $884,494 for the quarter ending December 31, 2001, as a result of increased borrowings. Interest expense - related parties increased $60,858 or 85.29% from $71,358, for the quarter ending December 31, 2000, to $132,216 for the quarter ending December 31, 2001, due to increased borrowings from officers.

As a result of the foregoing, net revenues decreased by $753,352, or 9.38%, from $8,025,343 for the quarter ending December 31, 2000, to $7,271,991, for the quarter ending December 31, 2001. Clients in the United States generated most of our revenues and no single group of related clients accounted for 10% or more of our revenues.

EXPENSES. Total expenses increased by $3,266,170, or 32.14%, from $10,160,810 for the quarter ending December 31, 2000, to $13,426,980 for the quarter ending December 31, 2001. Commissions, floor brokerage, and clearing charges represent payments to our clearing and floor brokers who facilitate our clients' transactions, payments for data and software from third party vendors, and payouts to our non-business branch locations. As a result of the increase in the volume of business due to the acquisition of On-Site accounts with a lower gross margin than our historical online client base, these expenses increased by $1,540,359 or 54.96%, from $2,802,919 for the quarter ending December 31, 2000 to $4,343,278, for the quarter ending December 31, 2001. Employee compensation and related costs increased by $377,530, or 12.59%, from $2,998,861 for the quarter ending December 31, 2000, to $3,376,391 for the quarter ending December 31, 2001, principally due to the difference in the required accounting treatment for the Company's different stages in software development in the quarter ended December 31, 2001 versus the prior year period. In the quarter ended December 31, 2000, the Company's software developers were working on software development projects, which were capitalized while in the current quarter, the developers are working on integration and product enhancements and, thus, the associated costs are expensed. In addition, 30 former On-Site employees were hired by the Company and 67 A. B. Watley employees were terminated during the quarter ended December 31, 2001.

Communications expense increased by $359,993, or 73.84%, from $487,505 for the quarter ending December 31, 2000, to $847,498, for the quarter ending December 31, 2001, as a function of adding a back-up site, as well as communication costs relating to the On-Site branch locations.

Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $549,214, or 67.67%, from $811,557 for the quarter ending December 31, 2000, to $262,343, for the quarter ending December 31, 2001, as the Company decreased such expenditures as a part of its cost reduction program.

Professional services increased $230,139, or 102.39%, from $224,774 for the quarter ending December 31, 2000 to $454,913 for the quarter ending December
31, 2001, due to higher legal and accounting fees. Occupancy and equipment costs increased by $403,381, or 29.36%, from $1,375,542 for the quarter ending December 31, 2000, to $1,779,373 for the quarter ending December 31, 2001, primarily due to the leasing of additional equipment to increase our capacity, the leasing of an additional 15,277 square feet in New York, the assumption of leases for branch offices located in Great Neck, New York and Boca Raton, Florida and the operating leases for equipment relating to those branches. Depreciation and amortization increased by $942,933, or 73.89%, from $1,276,046 for the quarter ending December 31, 2000 to $2,218,979 for the quarter ending December 31, 2001, due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software and the amortization of capitalized leases. Other expenses increased by $357,102, or 194.49%, from $183,606 for the quarter ending December 31, 2000 to $540,708 for the quarter ending December 31, 2001. Minority interest of $396,503 represents the trading losses of the Class B non-voting members of the LLC.

The income tax provision decreased from $14,961 for the quarter ending December 31, 2000, to $2,634 for the quarter ending December 31, 2001.

As a consequence of the foregoing, our loss before preferred dividends and extraordinary item increased from $2,249,597 for the quarter ending December 31, 2000, to $6,157,623 for the quarter ending December 31, 2001.

During the quarter, the Company had a deemed dividend to preferred stockholders of $1,639,797 and a preferred stock dividend of $78,750. In addition, the Company had an extraordinary loss on extinguishment of debt of $250,000. As a consequence of the foregoing, the Company had a net loss applicable to common stockholders of $8,126,170.

Liquidity and Capital Resources

ABWG has historically financed its negative operating cash flow primarily through private and public equity offerings and borrowings from officers of the Company. Management does not expect that revenues and cash flows for the Company's fiscal year ending September 30, 2002 will meet its original projections, primarily due to a significant downturn in trading volume affecting the securities industry in general. In the quarter ended December 31, 2001, the Company's consolidated revenues including On-Site accounts were approximately $1 million below projections for the period. Revenues further deteriorated in the subsequent quarter and as a result, the Company expects that its consolidated revenues for the second quarter will be below projections by approximately $2 million. In addition to the fact that the revenues from On-Site were below projections, the Company is obligated to fund commitments of over $1 million greater than anticipated. Therefore, in addition to the funding discussed below, the Company will need to find additional funding sources at rates and terms acceptable to the Company to meet the Company's capital and liquidity needs for the remainder of the year, based upon current market conditions and expected cash needs, of at least $1 million per month.

In January 2002, the Company received a commitment from the Company's Chief Information Officer, an officer, stockholder and Director, for up to $2 million in the form of equity or debt with maturity no sooner than January 15, 2003 at prevailing market rates. Subsequently $200,000 of this commitment has been drawn upon. The officer's commitment is irrevocable until the earlier of (i) the date an investment of $2,000,000 is made from an alternative source or (ii) October 31, 2002. In March and April 2002, one of the holders of the Company's Series A Redeemable Convertible Preferred Stock ("Preferred Stock") led a group that lent an aggregate of $2,500,000 to the Company. The notes are payable on demand, but no earlier than June 18, 2002, with interest at 10%. The proceeds of the loans will be used for working capital. One member of the group was granted warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $.918 a share in connection with the member's $1,600,000 loan. A consultant retained by a member of the group was granted warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.918 a share. As a result of the $2,500,000 loan, the officer's commitment is no longer effective.

Additional sources of capital and liquidity may include licensing of versions of our software to realize licensing fees up-front. On April 8, 2002, the Company restructured its software license agreement with E*TRADE Group, Inc. to grant E*TRADE a non-exclusive perpetual license of the Company's proprietary software for a flat fee, rather than a limited term license with fees based on monthly usage. The Company will perform certain additional customization of its software and transition services for E*TRADE and will receive aggregate compensation of $5,000,000, paid in cash ($2.6 million) and E*TRADE stock ($2.4 million). The Company has already delivered to E*TRADE the source code customization required by the restructured agreement and was paid $1,000,000 for such delivery. The balance of the compensation will be due upon completion of the transition. The E*TRADE stock to be issued to the Company will be valued based on the average closing price of such stock for the ten trading days prior to the completion of the transition. E*TRADE will use reasonable efforts to file a registration statement covering such stock with the Securities and Exchange Commission not later than 30 days after the stock is issued to the Company.

In an effort to increase revenues, a new business unit was created within the Company to attract active-traders and hedge funds. The Company is now catering to professional traders and hedge funds because we believe that they provide a more stable source of trading income. The Company has also considered the possibility of selling a combination of retail accounts with or without an attached licensing agreement for its proprietary software with an ongoing revenue stream to the Company. Initially, we had intended a service bureau type of arrangement where licensing fees are paid over time with relative smaller amounts paid-up front. In addition, the Company continues to implement cost cutting initiatives in several areas, including reducing staff, and will accelerate cost cutting measures as needed. Further, the Company is exploring strategic business combinations and/or sale of the Company as additional alternatives.

There can be no assurance that the Company will be able to make these cost cutting and revenue generation initiatives or be able to find a strategic partner and/or purchaser of the Company, which are subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control, or that the Company will have access to other sources of financing sufficient to meet its commitments. The failure by the Company to obtain such financing or make sufficient improvement in its operating results will have a material adverse effect on the Company.

On November 29, 2001, the Company raised approximately $3.6 million in new Preferred Stock, exchanged an outstanding $2.5 million 6% senior subordinated demand note for $2.75 million of Preferred Stock and extended the maturity date of $3.8 million of outstanding notes payable to related parties. The funds derived from these transactions of approximately $3.3 million, net of fees, were used for general working capital purposes. After September 30, 2002, if the Company is in default of the Purchase Agreement, the Registration Agreement and/or the Certificate, the Company may be required to redeem some or all of the Preferred Stock.

Cash used in operating activities during the three months ended December 31, 2001 was $3,969,647 as compared to $2,898,317 for the prior year quarter. Cash was principally used to fund the net loss of $6,407,623 (adjusted for non-cash items including depreciation and amortization of $2,218,979, non-cash compensation/service costs of $558,915, minority interest of $396,503 and the extraordinary loss on extinguishment of debt of $250,000). In addition, cash was principally impacted by the increase in the receivables from clearing brokers of $1,764,393 and decrease in the liability for securities sold, not yet purchased of $1,004,447.

Cash used in investing activities was $115,419 during the three months ending December 31, 2001, compared to $891,903 during the three months ending December 31, 2000. Uses of cash in the three months ending December 31, 2001 related to purchases of equipment, software and leasehold improvements made at the Company's headquarters.

Cash provided by financing activities was $3,902,933 during the three months ending December 31, 2001 compared to $956,525 during the three months ending December 31, 2000. Cash provided by financing activities during the three months ending December 31, 2001, consisted of net proceeds from the sale of Preferred Stock of $3,324,291 and notes payable to officers of $700,000, and capital contributions by LLC class B members of $232,914 offset by repayment of notes payable of $185,983, and payment of obligations under capital leases of $168,289.

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

Relevant Accounting Standards

The Company generally grants stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognize no compensation expense related to option grants issued at or above the fair market value of the stock. In cases where the Company grants options below the fair market value of the stock at the date of grant, the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management's estimate of the fair value of the options or the related services provided and expensed over the vesting period, if any. Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for all stock option grants on the fair value method.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. The Company expects to adopt SFAS No. 142 as of October 1, 2002.

After the development of our internal-use software UltimateTrader II was completed, the Company began to market the software to third parties. In accordance with SOP 98-1, proceeds received from the license of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, will be applied against the carrying amount of that software. No profit will be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with our clearing brokers, continuously monitor our exposure to market and counter party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currency.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-Q when considering the Company and its stock.

IF WE ARE UNABLE TO IMPLEMENT COST CUTTING AND REVENUE GENERATION INITIATIVES, ENTER INTO A STRATEGIC BUSINESS COMBINATION OR OBTAIN ADDITIONAL FUNDING SOURCES AT ACCEPTABLE TERMS, OUR ABILITY TO OPERATE OUR BUSINESS WILL BE SIGNIFICANTLY DIMINISHED.

We are implementing cost cutting and revenue generation initiatives as well as exploring strategic business combinations. We also will need to find additional funding sources at rates and terms acceptable to us to meet our capital and liquidity needs for the remainder of the year. To the extent that capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we are unable to obtain such financing, make sufficient improvement in our operating results or find a strategic partner our ability to operate our business will be significantly diminished.

WE MAY BE OBLIGATED TO REDEEM OUR SERIES A PREFERRED STOCK AT A POINT IN THE FUTURE.

Although the holders of our Series A Preferred Stock have waived their right to have their shares redeemed as a result of defaults occurring prior to the date of this Report, after the expiration of the grace period for such defaults holders of our Series A Preferred Stock continue to have the right to require us to redeem all of the Series A Preferred Stock that they own for cash equal to the greater of (i) the price we received when we sold them the stock ($10,000 per share) plus any accrued and unpaid dividend payments and (ii) the aggregate value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible (based upon the closing bid price), in any of the following situations:

     o if our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for a period of five consecutive days.

     o if we fail to register with the Securities and Exchange Commission (or maintain such registration of) the common stock into which the Series A Preferred Stock converts.

     o if we fail to honor requests for conversion, or if we notify any holder of Series A Preferred Stock of our intention not to honor future requests for conversion.

     o If the holders of more than 30 percent of the outstanding shares of our common stock sell or exchange their stock.

     o if we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A Preferred Stock and the warrants.

Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash that likely will exceed our ability to make such payment or raise additional capital.

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF THE ISSUANCE OF AND TERMS OF OUR SERIES A PREFERRED STOCK AND THE RELATED WARRANTS.

The 630 shares of Series A Preferred Stock that were sold in the private placement are initially convertible into approximately 2,135,700 shares of common stock. The warrants granted in connection with the sale of Series A Preferred Stock are initially exercisable for 1,621,802 shares of common stock, at an exercise price of $2.95 per share. Together, this represents 3,791,402 shares of common stock, or approximately 34.5% of the outstanding shares of our common stock at March 19, 2002, issuable for an effective price of $2.95 per share.

Moreover, the number of shares of common stock set forth above that we may be required to issue upon conversion of the Series A Preferred Stock and exercise of the warrants, or otherwise in connection with those securities, can increase substantially in several events, including if:

     o we issue shares of stock or securities that are convertible into stock for less than the conversion price of the Series A Preferred Stock (initially $2.95) or the then current market price for the stock, which could occur given the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general.

     o    we use our stock to pay for the acquisition of another company.

Under the terms of the Series A Preferred Stock, we are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as preferred stock dividends. Initially, these dividends will be payable at the rate of six percent for the first 18 months following issuance of the Series A Preferred Stock and fifteen percent after that initial 18 month period. The number of shares of common stock will be determined by dividing the dividend payment by the market price for our common stock on the day before such dividend is payable. Because these shares are issuable as a dividend, we will receive no additional consideration in connection with their issuance.

We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required.

All of the foregoing issuances of common stock are likely to be substantially dilutive to the outstanding shares of common stock, especially where, as described above, the shares of common stock are issued without additional consideration. Moreover, any increase in the number of shares of common stock we are required to issue resulting from anti-dilution protection, penalties or other adjustments to the conversion or exercise prices of the Series A Preferred Stock and/or the warrants described above will further increase the anticipated dilution to the outstanding holders of our common stock. We cannot predict whether or how many additional shares of our common stock will become issuable due to these provisions.

Any such dilution, potential dilution, or increase in dilution or potential dilution, may result in a decrease in the value of the outstanding shares of our common stock. Such a decrease in value, the risk of dilution, any actual dilution, or any increase in potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the price of our common stock. This could prevent us from sustaining a per share price sufficient to enable us to maintain an active trading market on the Nasdaq National Market or SmallCap Market if our stock is re-listed. In addition, any downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which would further contribute to a downward pricing of our common stock.

WE MAY BE REQUIRED TO OBTAIN THE CONSENT OF THE HOLDERS OF SERIES A PREFERRED STOCK BEFORE TAKING CORPORATE ACTIONS, WHICH COULD HARM OUR BUSINESS.

Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock before we may issue securities that have senior or equal rights as the Series A Preferred Stock or take other actions with respect to the Series A Preferred Stock or securities that have fewer rights than the Series A Preferred Stock. We are also required to obtain the consent of the holders of the Series A Preferred Stock before we amend or modify our certificate of incorporation or bylaws, whether by merger, consolidation or otherwise to change any of the rights of the holders of Series A Preferred Stock. While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to our stockholders and us, such as raising capital to operate our business or maintain our capitalization or per share price in attempts to maximize stockholder volume and liquidity.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibit is filed with this Report on Form 10-Q:

          10.32 First Amendment to Software License Agreement, dated April 8, 2002, between A.B. Watley Group Inc. and E*TRADE Group, Inc.

     (b) A report on Form 8-K, reporting "Acquisition or Disposition of Assets", was filed on November 16, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2002


                             A. B. WATLEY GROUP INC.

                                 By: /s/ Leon Ferguson
                                 ---------------------------
                                     Leon Ferguson
                                     Chief Executive Officer
                                     (principal executive and financial officer)