Form 10-Q
period 2002-03-31
WATLEY A B GROUP INC
filed 2003-04-16
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
                                                 --------------
                                       OR

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


                                 (212) 422-1100
                                 --------------
              (Registrant`s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ].

The number of shares outstanding of the issuer`s common stock, par value $.001 per share, as of February 21, 2003 was 12,508,852.

Index

PART I-- FINANCIAL INFORMATION                                                                           Page

           Item 1. Financial Statements

            Condensed Consolidated Statements of Financial Condition
                           As of March 31, 2002 (Unaudited) and September 30, 2001 ......................   3

            Condensed Consolidated Statements of Operations

                           For the Three Months and Six Months Ended March 31, 2002 and 2001 (Unaudited)    4

            Condensed Consolidated Statements of Cash Flows

                           For the Six Months Ended March 31, 2002 and 2001 (Unaudited) .................   5

            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................   7

            Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations  14

            Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  17

            Item 4. Controls and Procedures .............................................................  19

PART II-- OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................  19

            Item 2. Changes in Securities ...............................................................  19

            Item 3. Default on Senior Securities ........................................................  19

            Item 4. Submission of Matters to a Vote of Security Holders .................................  19

            Item 5. Other Information ...................................................................  19

            Item 6. Exhibits and Reports on Form 8-K ....................................................  19

Signatures ..............................................................................................  20


Certifications ..........................................................................................  21

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements


                                                       A.B. Watley Group Inc.
                                      Condensed Consolidated Statements of Financial Condition
------------------------------------------------------------------------------------------------------------------

                                                                              March 31, 2002    September 30, 2001
                                                                              --------------    ------------------
                                                                                  (Unaudited)
Assets:
Cash and cash equivalents                                                        $         --       $    508,053
Restricted cash                                                                       515,536            500,334
Receivables from clearing brokers                                                   1,733,510          2,294,533
Securities owned at market value                                                    5,385,256            343,434
Property and equipment, net of accumulated depreciation
         of $11,747,884 and $8,659,868                                             11,481,070         14,806,945

Loans receivable from related party                                                   246,827            257,197
Security deposits                                                                     115,835          1,444,480
Intangibles                                                                         2,146,000                 --
Other assets                                                                          309,773          1,377,700
                                                                                   ------------       ------------
Total Assets                                                                       21,933,807         21,532,676
                                                                                   ============       ============
Liabilities and Stockholders` Equity:

Accounts payable and accrued liabilities                                         $ 10,666,339       $  7,953,542
Accrued liabilities to LLC Class B Members                                          3,523,587                 --
Securities sold not yet purchased                                                   1,944,994            372,545
Notes payable - other                                                               2,436,624          3,437,323
Notes payable to officers                                                           5,250,000          4,350,000
Lease obligations and other                                                         2,079,593          1,957,075
Subordinated borrowings - other                                                       350,000            350,000
Subordinated borrowings from officer                                                  180,000            180,000
                                                                                   ------------       ------------
                                                                                   26,431,137         18,600,485
                                                                                   ------------       ------------

Series A redeemable convertible preferred stock $0.01 par value, 690 shares authorized and 630 and 0 issued and outstanding at March 31, 2002 and September 30, 2001 and
   accrued dividends (liquidation preference  - $6,300,000)                         5,560,869                 --
                                                                                   ------------       ------------

Stockholders` (Deficit) Equity:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and none issued and
   outstanding at March 31, 2002 and September 30, 2001                                      --                 --
Common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2002 and September 30, 2001, respectively, 12,508,852 and 10,995,796 issued
   and outstanding at March 31, 2002 and September 30, 2001                              12,509             10,996
Additional paid-in capital                                                           44,824,186         37,224,984
Option costs                                                                            (51,331)         (267,798)
Deferred compensation costs                                                            (367,033)         (459,563)
Accumulated deficit                                                                 (54,476,530)      (33,576,428)
                                                                                   ------------       ------------
Total Stockholders` (Deficit) Equity                                                (10,058,199)         2,932,191
                                                                                   ------------       ------------
Total Liabilities and Stockholders` (Deficit) Equity                               $ 21,933,807       $ 21,532,676
                                                                                   ============       ===========

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                      ----------------------------    ----------------------------
                                                          2002           2001            2002            2001
                                                      ------------    ------------    ------------    ------------

Revenues:
Commissions                                            $5,236,418      $5,215,536     $12,200,131     $11,402,064
Data service fees                                         125,004         373,993         261,337         807,685
Principal transactions                                    633,398       1,047,331       1,000,758       2,135,686
Interest and other income                                 602,742         524,787       1,424,037       1,036,361
Interest income - related parties                              --           1,545              --           3,090
                                                      ------------    ------------    ------------    ------------
Total revenues                                          6,597,562       7,163,192      14,886,263      15,384,886
Interest expense                                        1,349,749         136,397       2,234,243         261,390
Interest expense - related parties                        127,750         103,663         259,966         175,021
                                                      ------------    ------------    ------------    ------------
Net revenues                                            5,120,063       6,923,132      12,392,054      14,948,475
                                                      ------------    ------------    ------------    ------------

Expenses and other charges:
Commissions, floor brokerage and clearing charges        3,963,667       2,889,350       8,306,945       5,692,269
Employee compensation and related costs                  3,215,351       3,422,691       6,591,742       6,421,552
Communications                                             885,504         560,089       1,733,002       1,047,594
Business development                                       149,235         644,965         411,578       1,456,522
Professional services                                      865,588         908,470       1,320,501       1,133,244
Occupancy and equipment costs                            2,838,916       1,496,654       4,618,289       2,872,196
Depreciation and amortization                            1,495,287       1,285,495       3,714,266       2,561,541
Other expenses                                             489,360         323,846       1,030,068         606,621
Impairment of intangibles                                5,724,110              --       5,724,110              --
Minority interest applicable to LLC Class B members        (15,992)             --        (412,495)             --
                                                      ------------    ------------    ------------    ------------

Total expenses                                          19,611,026      11,531,560      33,038,006      21,791,539
                                                      ------------    ------------    ------------    ------------


Loss before income taxes and extraordinary item       (14,490,963)     (4,608,428)    (20,645,952)     (6,843,064)
Income tax provision                                       (1,516)             --          (4,150)        (14,961)
                                                      ------------    ------------    ------------    ------------
Loss before extraordinary item                        (14,492,479)     (4,608,428)    (20,650,102)     (6,858,025)
Extraordinary loss on extinguishment of debt                   --              --        (250,000)             --
                                                      ------------    ------------    ------------    ------------
Net loss                                              (14,492,479)     (4,608,428)    (20,900,102)     (6,858,025)
                                                      ============    ============    ============    ============

Basic and diluted loss per common share:

Loss before extraordinary item                        $(14,492,479)   ($4,608,428)   $(20,650,102)    $(6,858,025)
       Deemed dividend to preferred shareholders
- beneficial conversion                                                                (1,639,797)
       Deemed dividend to preferred shareholders
- accretion of redemption                                 (783,000)                      (783,000)
       Preferred stock dividends                           (47,250)                      (126,000)
                                                      ------------    ------------    ------------    ------------
Loss before extraordinary item attributable to
common shareholders                                    (15,322,729)    (4,608,428)    (23,198,899)     (6,858,025)
       Extraordinary loss on extinguishment of debt                                      (250,000)
                                                      ------------    ------------    ------------    ------------
Net loss attributable to common shareholders          $(15,322,729)   $(4,608,428)   $(23,448,899)    $(6,858,025)
                                                      ============    ============    ============    ============


Loss before extraordinary item                        $      (1.22)   $     (0.52)   $      (1.85)    $     (0.78)
Extraordinary item                                    $          -    $         -    $      (0.02)    $         -
Basic and diluted loss per share                      $      (1.22)   $     (0.52)   $      (1.87)    $     (0.78)

Weighted average shares outstanding                     12,508,852      8,831,999      12,508,852       8,819,171
                                                      ============    ============    =============  =============

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                 March 31,
                                                                  -------------------------------------
                                                                      2002                     2001
                                                                  ------------             ------------
Cash flows used in operating activities:
Net loss                                                          $(20,900,102)             $(6,858,025)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
       Non-cash compensation and service costs                          92,530                   14,000
       Options costs                                                   216,467                       --
       Penalties-preferred stock                                       311,487                       --
       Issuance of warrants                                          1,390,569                       --
       Minority interest applicable to LLC
       Class B members                                                (412,495)                      --
       Loss on investments                                                  --                  132,502
       Depreciation and amortization                                 3,831,136                2,561,541
       Loss on impairment of intangibles                             5,724,110                       --
       Loss on extinguishment of debt                                  250,000                       --
       Changes in assets and liabilities:
       (Increase) decrease in operating assets:
              Restricted cash                                          (15,202)                  38,701
              Receivables from clearing brokers                        473,123                 (653,785)
              Securities owned                                        (490,844)                 164,092
              Loans receivable from related party                       10,370                   (1,545)
              Security deposits                                      1,328,645                       --
              Other assets                                             639,116                    7,315
       Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities               2,652,663                 (283,361)
              Securities sold, not yet purchased                    (1,786,134)                (169,984)
              Lease obligations and other                              122,518                   22,380
                                                                  ------------             ------------
Net cash used in operating activities                               (6,562,043)              (5,026,169)
                                                                  ------------             ------------

Cash flows provided by (used in) investing activities:

Purchases of property and equipment                                   (211,006)                (728,531)
Proceeds of sale of software license                                   571,210                       --
Purchase of investments                                                     --                  (30,000)
                                                                  ------------             ------------
Net cash provided by (used in) investing
activities                                                             360,204                 (758,531)
                                                                  ------------             ------------

Cash flows from financing activities:

Proceeds from sale of preferred stock                                3,324,291                       --
Proceeds from exercised stock options                                       --                  106,826
Proceeds (repayment) of notes payable                                1,491,682                 (754,353)
Proceeds from notes payable to officer                                 900,000                3,670,000
Payment of capital lease obligations                                        --                 (295,471)
Capital distribution to LLC Class B members                            (22,187)                      --
Repayment of bank loan                                                      --                   (3,333)
                                                                  ------------             ------------
Net cash provided by financing activities                            5,693,786                2,723,669
                                                                  ------------             ------------

Net decrease in cash and cash equivalents                             (508,053)              (3,061,031)
Cash and cash equivalents at beginning of period                       508,053                5,090,083
                                                                  ------------             ------------
Cash and cash equivalents at end of period                        $         --               $2,029,052
                                                                  ============             ============

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited), Continued

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                               ---------------------------------
                                                                                  2002                   2001
                                                                               -----------            ----------
Supplemental non-cash financing activities
     and disclosure of cash flow information:
Exchange of property and equipment in payment of operating expenses            $        --            $1,039,867
                                                                               ===========            ==========
Issuance of notes payable in payment of operating
expenses                                                                       $   225,714            $       --
                                                                               ===========            ==========
Preferred stock dividends                                                      $   126,000            $       --
                                                                               ===========            ==========
Exchange of subordinated debt for preferred stock                              $ 2,500,000            $       --
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -beneficial
conversion                                                                     $ 1,639,797            $       --
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                                             $   783,000            $       --
                                                                               ===========            ==========
Net assets of On-Site acquired by the issuance of
common stock                                                                   $ 5,703,000            $       --
                                                                               ===========            ==========
Cash paid for:
   Interest                                                                    $   145,252            $  169,861
                                                                               ===========            ==========
   Taxes                                                                       $        --            $   14,961
                                                                               ===========            ==========

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Organization and Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley") and ABW TRADING, LLC ("LLC"), which operate as one integrated business segment. ABWG is a Delaware corporation organized on May 15, 1996.

     A.B. Watley is a registered broker-dealer with the Securities and Exchange Commissions ("SEC"), and is a member of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, as well, as institutional block trading. A.B. Watley clears all transactions through three clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley is exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

     LLC is a registered broker-dealer and a member of the Philadelphia Stock Exchange and was acquired by the Company in November 2001. ABWG is the Class A managing member of LLC. LLC was formed as a means for registered professionals to engage in proprietary trading utilizing LLC`s funds. As the managing member, ABWG manages the operations of LLC and receives trading fees from the Class B members, who are the registered professionals. LLC clears all transactions through a clearing broker. Accordingly, LLC is also exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

     On April 3, 2002, the Company received a determination letter from the NASD Listing Qualifications Panel that the Company`s request for continued listing on the NASDAQ National Market was denied. In accordance with such denial, the Company`s Common Stock was delisted from the NASDAQ Stock Market effective with the open of business, April 4, 2002 (the "Delisting Date").

2.   Liquidity and Capital Resources

     As indicated by the accompanying unaudited condensed consolidated financial statements, the Company has continued to incur substantial consolidated net losses and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Trading volume has significantly decreased and the Company has lost customers in its direct access business. To respond to its liquidity and capital resource needs management has implemented various cost cutting initiatives including renegotiating its clearing agreements at more favorable rates, restructuring its software license with E*Trade Group, Inc. and the sale of its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property. The Company is also looking into more traditional lines of business such as fixed income and equity capital markets, as well as, the feasibility of expanding its existing business to attract active traders and hedge funds. As a further fund raising alternative, the management of ABWG may seek to raise additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

3.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2001, included in the Company`s Annual Report on Form 10-K/A.

     The condensed consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries, A.B. Watley and LLC. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year`s presentation.

     "Securities owned at market value" and "Securities sold not yet purchased" represent the trading inventory of A.B. Watley and LLC. The Company`s ability to use these securities for general corporate purposes is significantly restricted by its clearing agreements and net capital requirements. Accordingly, the Company believes these securities are generally not available to satisfy the general cash flow needs of the Company.

4.   Acquisition of On-Site Trading, Inc.

     In an effort to increase its customer base and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October 1, 2001, the Company acquired the customer lists and certain other On-Site assets and liabilities (the retail business), including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (the proprietary trading business) which was subsequently renamed ABW TRADING, LLC. Since the acquisition, the retail business and proprietary trading business have operated as one reporting unit. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares (which was later reduced by 361,944) of its Common Stock to On-Site. Of these shares, 937,500 shares were delivered at closing and 106,806 shares ("Escrow Shares") are being held in escrow to be released to the sellers of On-Site at a later date. The remaining 468,750 shares are being held in escrow and are deliverable on a pro rata basis upon the Company achieving certain post-acquisition levels of revenues, as defined in the agreement. As of March 31, 2002, approximately 176,000 of such shares have been earned by On-Site.

     The final purchase price reflects the issuance of 1,513,057 shares at a purchase price of $3.41 per share. The $3.41 per share price was determined by calculating the weighted average share price of the Company`s Common Stock for the 3 days prior and 3 days subsequent to the date of the acquisition of On-Site. The excess purchase price of $8,584,000 over the fair value of the net liabilities acquired of $2,881,000 was allocated to "Intangibles" representing the customer lists acquired (for the retail business). The customer lists are being amortized on a straight-line basis over a period of thirty-six months. Amortization expense for the six-month period ending March 31, 2002, was approximately $715,000.

     The purchase price of $5,703,000, including expenses of $543,000, was allocated to the net assets acquired as follows:

Securities owned, at market value...................          $4,551,000
Intangibles.........................................           8,584,000
Other assets........................................             265,000
                                                              ----------
Total assets........................................          13,400,000
                                                              ----------

Securities sold, but not yet purchased..............           3,358,000
Other liabilities...................................             381,000
Accrued liabilities to LLC Class B members..........           3,958,000
                                                              ----------
Total liabilities...................................           7,697,000
                                                              ----------
Net assets acquired.................................          $5,703,000
                                                              ==========

     The following pro forma information for the three and six months ended March 31, 2001, gives effect to the Company`s acquisition of certain assets of On-Site, primarily customer lists and its interest in the broker-dealer subsidiary; the assumption of certain liabilities of the business; and the issuance of Common Stock, as if it occurred on October 1, 2000. Pro forma information for the three and six months ended March 31, 2002 is not required since the Company became the introducing broker for On-Site as of October 1, 2001 and as such, the Condensed Consolidated Statements of Operations for the 2002 periods reflect the associated commission revenues and expenses related to the On-Site acquisition.


                                                          Three Months             Six Months
                                                          ------------             ----------
                                                                     March 31, 2001
                                                                     --------------
Net revenues                                              $17,635,000              $38,164,000
                                                         ============             ============
Net loss applicable to common stockholders                ($6,680,000)             ($9,244,000)
                                                         ============             ============
Weighted average number of shares outstanding              10,345,055               10,332,227
                                                         ============             ============
Per share:
Net loss applicable to common stockholders                     ($0.65)                  ($0.89)
                                                         ============             ============



     This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of October 1, 2000, or the results which may occur in the future.

     During the quarter ended March 31, 2002, the acquired customer base of On-Site, began to deteriorate significantly. This led to a decrease in On-Site`s revenues and operating cash flows. Management believes the deterioration is attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations which resulted in a permanent impairment in the value of the customer lists acquired. Therefore, the Company ceased the periodic amortization of the intangible asset, and recorded an impairment loss of $5,723,000 during the quarter ended March 31, 2002 related to the customer list acquired which reduced the carrying value of such customer list to $2,146,000 at March 31, 2002. For the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 net commissions earned from the retail and proprietary businesses were $925,000, $901,000, $228,000 and $88,000, respectively.

     On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business`s operations as a result of declining revenues. On June 18, 2002, LLC withdrew its broker dealer registration and therefore ceased trading activities. The remaining liability to the LLC Class B members as of March 31, 2002, was approximately $3,524,000 and is included in the accompanying Condensed Consolidated Statement of Financial Condition as "Accrued Liabilities to LLC Class B Members".

     Based on the above events, and a continued deterioration of the On-Site customer base, reduction in revenues and operating cash flows during the months of April, May, and June 2002, the Company recorded an impairment loss of $2,146,000, during the quarter ended June 30, 2002, representing the remaining value of the customer lists acquired. The Company believes that these customer lists have minimal future value.

5.   Redeemable Convertible Preferred Stock

     On November 29, 2001, the Company entered into the Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") to issue and sell, in a private placement, an aggregate of 630 (690 shares authorized, par value $.01) shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). Each share is convertible into 3,390 shares of the Company`s Common Stock at a conversion price of $2.95 per common share. The purchasers of the Preferred Stock were issued warrants, expiring in 5 years from the date of issuance, to purchase an additional 1,629,069 shares of Common Stock at an exercise price of $2.95.

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of March 31, 2002, liquidated damages of approximately $311,000 were accrued to the preferred holders.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. As of March 31, 2002, dividends of $126,000 were accrued for the Preferred Stock. The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the Common Stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Agreement. Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock upon the occurrence of certain events, the Company has excluded the Preferred Stock from Stockholders` Deficit in the accompanying Condensed Consolidated Statement of Financial Condition. The holders of the Preferred Stock have waived their Redemption Right and have agreed to amend the Certificate to provide that the Company has until September 30, 2002 to (a) file the Registration Statement and (b) to be listed on any of the NASDAQ National Market, the NASDAQ SmallCap Market, the OTC Bulletin Board, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. Although, the waiver has not been amended or extended, to date, no redemption notice has been received by the Company from any of the Preferred Stockholders.

     The aggregate purchase price of the Preferred Stock and the warrants of $6,300,000 were allocated to the Preferred Stock with a value of $4,340,383 and the balance of $1,959,617 was attributed to the fair market value of the warrants. In connection with this transaction, the Company issued preferred stock and received cash proceeds of $3,324,291 (net of issue costs) and exchanged a note payable in the amount of $2,500,000 ("Senior Subordinated Demand Note") for $2,750,000. The premium of $250,000 was recorded as an extraordinary loss on the extinguishment of debt in December 2001. The discount associated with the value of the warrants is being accreted over a ten-month period through September 30, 2002, the date the redemption waiver expires. For the six months ended March 31, 2002 amortization of the discount totaled $783,000.

     The Company recorded a deemed dividend of $1,639,797, in the first quarter of 2002, relating to the beneficial conversion feature of the Preferred Stock, after taking into account the value of the warrants issued. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders` deficit as offsetting charges and credits to additional paid-in capital. In recognition of the redemption features of the Preferred Stock, the Company excluded the Preferred Stock from stockholders` deficit in the accompanying condensed consolidated financial statements.

     The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company`s Common Stock.

6.   Net Capital Requirement

     A.B. Watley and LLC are subject to the Securities and Exchange Commission`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, the A.B. Watley and the LLC are required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined.

     As of February 28, 2002, March 31, 2002, and April 30, 2002, A.B. Watley had a net capital deficit as defined, of $520,836, $1,487,966, and $637,141, respectively, which is a violation of Rule 15c3-1. In addition, as of September 30, 2002, A.B. Watley had a net capital deficit of $301,523. These deficiencies were cured through additional funding from outside sources and funds generated from operations.


7.   Stockholders` Equity - Stock, Options and Warrants

     At March 31, 2002, the company had outstanding 1,385,000 options and 4,124,000 warrants with exercise prices ranging between $0.92 and $ 22.00 and expirations extending through September 2012.

8.   Notes and Loans Payable

a) Notes Payable - Officers
   ------------------------

     As at March 31, 2002, notes payable to officers consisted of the following:

                                                 Principal            Interest
     Effective Date          Maturity Date        Amount               Rate
     --------------          -------------        ------               ----
       11/30/00                11/29/03        $  300,000                  7%
        2/25/01                 2/25/03           950,000                 10%
        2/25/01                 2/25/03           950,000                 10%
        2/25/01                 2/25/03           950,000                 10%
        2/25/01                 2/25/03           950,000                 10%
        3/16/01                 3/16/03           125,000                 10%
        3/16/01                 3/16/03           125,000                 10%
       10/01/01                10/01/02           500,000                 10%
       02/02/02              On demand            200,000                 10%
       10/01/01                10/01/02           200,000                 10%
                                              -----------
                                               $5,250,000
                                              ===========

     As of March 31, 2002, accrued interest payable related to the above notes payable to officers totaled $513,000. The notes payable to officers are subordinated to the lines of credit granted by the holders of the company`s Preferred Stock.

     In September 2002, in consideration of the forgiveness of notes payable to officers aggregating $2,400,000, the Company issued warrants to purchase 1,479,486 and 923,145 shares of Common Stock to officers, exercisable at $0 and $1.80 per share respectively. These warrants are immediately exercisable and will expire in September 2007.

b) Loans Payable - Other
   ---------------------

     In February 2002, one of the Company`s lenders notified the Company that it was accelerating its remaining loan balance of approximately $350,000 on a $400,000 loan originally made to the Company. As of March 31, 2002, the loan balance was approximately $336,000. Subsequently, the lender agreed to rescind the notice of acceleration in return for a prepayment of $150,000 and security interest in the Company`s proprietary software. The $150,000 payment was made in August 2002.

     In March 2002, one of the holders of the Company`s Preferred Stock led a group that granted a line of credit of $2,500,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, and interest is payable at 10% per annum. The proceeds of the loans will be used for working capital purposes. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company`s Common Stock at an exercise price of $.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company`s Common Stock at an exercise price of $.918 a share. The fair value of the warrants was recorded as interest expense. As of March 31, 2002, the Company has borrowed $1,900,000 under this commitment. In April 2002 and May 2002, the line of credit was increased to $2,700,000 and $4,350,000, respectively. The line of credit is collateralized by certain assets of the Company.

     In April 2002, $2,150,000 of notes payable to officers was assigned to one of the Company`s clearing brokers. Interest is payable at a rate of 10% per annum. The loans expire through March 2003. In July 2002, this amount was subsequently forgiven as part of the sale of the Company`s software.

9.   Commitments and Contingencies

Late Filings
------------

The Company did not file required reports with the SEC on a timely basis. Specifically, the quarterly reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002, and December 31, 2002 and the annual report on Form 10-K for the year ended September 30, 2002 were filed in April of 2003. The Company`s financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings.

Lease Agreement
---------------

     The company has entered into certain lease agreements for office space under non-cancelable operating lease agreements that expire at various dates through June 2009. The leases contain various rent escalation provisions. In addition, the Company has operating leases and capital leases for furniture and computer equipment that expire at various dates through October 2005.

     The aggregate minimum future rental payments required are as follows:

             Fiscal Year Ended      Operating Leases            Capital Leases               Total
                                    ----------------            --------------         -----------
                          2003           $ 1,466,075               $ 2,079,593         $ 3,545,668
                          2004             1,151,277                         -           1,151,277
                          2005               925,694                         -             925,694
                          2006               939,764                         -             939,764
                          2007               938,272                         -             938,272
                    Thereafter             1,641,974                         -           1,641,974
                                    ----------------            --------------         -----------
                                         $ 7,063,056               $ 2,079,593         $ 9,142,649
                                    ----------------            --------------         -----------

     The company is in default of making the minimum payments required under certain of its capital lease agreements. The company is in the process of negotiating settlements with such vendors which is not expected to have a material effect on the Condensed Consolidated Financial Statements.

Litigation
----------

     The Company is a party to various suits alleging breach of contract (i) due to non-payment for services or goods provided, and (ii) the minority interest of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

     In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs allege violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs seek damages of $31,400,000 (of which approximately $950,000 is alleged to represent the damages) plus punitive damages. The Company believes it has a meritorious defense against this suit and intends to fight it vigorously and although there can be no assurance, the Company believes the majority of the claims if successful, will be substantially less than the amount of the damage claims and will be covered by insurance.

     In the opinion of management, after consultation with independent counsel, the Company is unable to predict the ultimate outcome of these matters; accordingly, no adjustment has been made in the accompanying condensed consolidated financial statements for any potential losses.

10.  Subsequent Events

     In April 2002, the Company agreed to grant E*TRADE a non-exclusive perpetual license of the Company`s proprietary software for a one-time flat fee of $5,000,000, payable in cash ($2.6 million) and E*TRADE stock ($2.4 million). The Company has subsequently received the $2,6000,000 million in cash and the 474,500 shares of E*TRADE stock. All of the E*trade stock has been sold with the proceeds used for working capital purposes. Of the total proceeds, $3,809,000 has been recorded in the Condensed Consolidated Statement of Financial Condition, as a reduction of property and equipment in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. The remaining balance of proceeds of $1,191,000 has been recorded in the Condensed Consolidated Statement of Operations as Sale of Software Income.

     In July 2002, the Company sold its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property, to an affiliate of one of its clearing brokers. The sale included all proprietary software that displays market quotation, news, and other information analysis; order entry including the initiation and transmission of trading orders and position management and any applications that provide real time and historical market prices. In consideration for the trading technology software, the Company`s clearing broker, agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by the Company to the clearing broker that had previously been assigned to the clearing broker by the Company`s officers in April 2002. As part of the agreement, the Company obtained a perpetual nonexclusive, license to continue to use the software, including the right to sublicense the software. Under the terms of the agreement, the Company was granted the right to use the software royalty free until July 31, 2005, and for a nominal per user per month fee thereafter, as defined. The Company also received a more favorable clearing agreement, which will remain in effect until July 31, 2007. The asset purchase agreement also provides for a future reduction of indebtedness of approximately $2,100,000 from its clearing broker provided that over a 36-month period beginning after July 31, 2002, that the Company has paid its clearing broker $5,000,000 in clearing fees or raised at least $4,000,000 in new equity capital. In order for the new capital to be considered towards the reduction in indebtedness, the agreement requires that there be no cash payments or mandatory redemptions affecting the principal amount prior to 18-months after July 31, 2002.

     In January 2003, the Company entered into two office space leases requiring security deposits of approximately $21,000 and aggregate minimum rents of $15,173 payable monthly. The lease expires in 2004.

     On January 15, 2003, A.B. Watley Inc. entered into a secured demand note agreement for $5,000,000 with a maturity date of June 30, 2004. The loan bears an annual interest rate of 7% per annum payable monthly. In connection with the agreement, the Company issued warrants to purchase 500,000 shares of Common Stock at $0. 75 per share. The warrants are immediately exercisable and will expire in January 2008. The loan has been approved by NASD and is included for the purposes of computing net capital under Rule 15c3-1. The holder of the secured demand note has the option to convert all the collateral into A.B. Watley stock within five business days after the thirteen-month anniversary of the date of the issuance of the note at a discount of 5% of the average price per share based on the 10-day period prior to conversion. The holder may also elect to convert the collateral within 5 business days after 18 months at $1.80. In no event shall the conversion result in the holder of the secured demand note owning more than 15% of A.B. Watley stock.

11.  Accounting Developments

     The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement principally addresses implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

     SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishment of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard required companies to recognize costs associates with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2003.

     Management   does  not   believe   that  the   adoption  of  any  of  these
pronouncements   had,  or  will  have,  a  material   effect  on  the  Company`s
consolidated financial statements.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company`s Annual Report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Revenues. Total revenues for the quarter ended March 31, 2002 were $6,597,562 a decrease of 7.90%, as compared to revenues of $7,163,192 for the quarter ended March 31, 2001. Revenues from commissions remain substantially unchanged, increasing from $5,215,536 for the quarter ended March 31, 2001, to $5,236,418 for the quarter ended March 31, 2002, with the increased number of On-Site accounts offsetting the decreased number of direct access accounts. Data service revenues decreased by $248,989 or 66.58%, from $373,993 for the quarter ended March 31, 2001, to $125,004 for the quarter ended March 31, 2002, due to the migration of customers from third party software to the Company`s proprietary software, UltimateTrader II for which no fees are charged. Revenues from principal transactions decreased by $413,933 or 39.52%, from $1,047,331 for the quarter ended March 31, 2001, to $633,398 for the quarter ended March 31, 2002, mainly as a function of the lower volume of business related to institutional sales and losses incurred by minority interests in LLC. Interest and other income increased $77,955 or 14.85% from $524,787 for the quarter ended March 31, 2001, to $602,742 for the quarter ended March 31, 2002. This increase is largely due to the increased margin interest and interest earned on the additional retail accounts acquired from On-Site and interest income earned in the LLC.

     Interest expense increased from $136,397 to $1,349,749, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, as a result of increased borrowings in connection with lines of credit. The Company issued warrants in connection with the borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing during the three months ended March 31, 2002 was approximately $1,000,000.

     As a result of the foregoing, net revenues decreased by $1,803,069 or 26.04%, from $6,923,132 for the quarter ended March 31, 2001, to $5,120,063, for the quarter ended March 31, 2002. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

     Expenses. Total expenses increased by $8,079,466 or 70.06%, from $11,531,560, for the quarter ended March 31, 2001, to $19,611,026 for the quarter ended March 31, 2002. Commissions, floor brokerage, and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party vendors, and payouts to our non business branch locations. As a result of the increase in the volume of business due to the acquisition of On-Site accounts with a lower gross margin than our historical online client base, these expenses increased by $1,074,317 or 37.18%, from $2,889,350 for the quarter ended March 31, 2001 to
$3,963,667 for the quarter ended March 31, 2002. Employee compensation and related costs decreased by $207,340, or 6.06%, from $3,422,691 for the quarter ended March 31, 2001, to $3,215,351 for the quarter ended March 31, 2002, principally due to the reduction in the number of employees.

     Communications expense increased by $325,415 or 58.10%, from $560,089 for the quarter ended March 31, 2001, to $885,504, for the quarter ended March 31, 2002, as a function of adding a back-up site, as well as communication costs relating to the On-Site branch locations.

     Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $495,730, or 76.86%, from $644,965 for the quarter ended March 31, 2001, to $149,235, for the quarter ended March 31, 2002, as the Company decreased such expenditures as a part of its cost reduction program.

     Professional  services  remain  substantially   unchanged,   decreasing  by
$42,882, or 4.72%, from $908,470 for the quarter ended March 31, 2001 to $865,588 for the quarter ended March 31, 2002.

     Occupancy and equipment costs increased by $1,342,262, or 89.68%, from $1,496,654 for the quarter ended March 31, 2001, to $2,838,916 for the quarter ended March 31, 2002, primarily due to penalties associated with early termination of leases. Depreciation and amortization increased by $209,792, or 16.32%, from $1,285,495 for the quarter ended March 31, 2001 to $1,495,287 for the quarter ended March 31, 2002, due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software, the amortization of capitalized leases, and the amortization of intangibles.

     Other expenses increased by $165,514, from $323,846 for the quarter ended March 31, 2001 to $489,360 for the quarter ended March 31, 2002. Loss on impairment of $5,724,110 represents the write off of intangible assets (customer lists) acquired in the On-Site acquisition.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Revenues. Total revenues for the six months ended March 31, 2002 were $14,886,263; a decrease of 3.24%, as compared to revenues of $15,384,886 for the six months ended March 31, 2001. Revenues from commissions increased by $798,067, or 7.00%, from $11,402,064 for the six months ended March 31, 2001, to
$12,200,131 for the six months ended March 31, 2002. Data service revenues decreased by $546,348, or 67.64%, from $807,685 for the six months ended March 31, 2001, to $261,337 for the six months ended March 31, 2002, due to the migration of customers from third party software to the Company`s proprietary software, Ultimate Trader II for which no fees are charged. Revenues from principal transactions decreased by $1,134,928 or 53.14%, from $2,135,686 for the six months ended March 31, 2001, to $1,000,758 for the six months ended March 31, 2002, mainly as a function of the lower volumes of business related to institutional sales and losses incurred by minority interests in LLC. Interest and other income increased $387,676 or 37.41% from $1,036,361 for the six months ended March 31, 2001, to $1,424,037 for the six months ended March 31, 2002.

     Interest expense increased from $261,390 to $2,234,243 for the six months ended March 31, 2002, as compared to the six months ended March 31, 2001, as a result of increased borrowings in connection with lines of credit. The Company issued warrants in connection with certain borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing during the six months ended March 31, 2002 was approximately $1,600,000.

     Expenses. Total expenses increased by $11,246,467 or 51.61%, from $21,791,539 for the six months ended March 31, 2001, to $33,038,006 for the six months ended March 31, 2002. Commissions, floor brokerage, and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party vendors, and payouts to our non business branch locations. As a result of the increase in the volume of business due to the acquisition of On-Site accounts with a lower gross margin than our historical online client base, these expenses increased by $2,614,676 or 45.93%, from $5,692,269 for the six months ended March 31, 2001 to
$8,306,945, for the six months ended March 31, 2002. Employee compensation and related costs remained substantially unchanged, increasing by $170,190, or 2.65%, from $6,421,552 for the six months ended March 31, 2001, to $6,591,742 for the six months ended March 31, 2002.

     Communications expense increased by $685,408 or 65.43%, from $1,047,594 for the six months ended March 31, 2001, to $1,733,002, for the six months ended March 31, 2002, as a function of adding a back-up site, as well as communication costs relating to the On-Site branch locations.

     Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $1,044,944, or 71.74%, from $1,456,522 for the six months ended March 31, 2001, to $411,578, for the six months ended March 31, 2002, as the Company decreased such expenditures as a part of its cost reduction program.

     Professional services increased $187,257, or 16.52%, from $1,133,244 for the six months ended March 31, 2001 to $1,320,501 for the six months ended March 31, 2002, primarily due to higher legal and accounting fees associated with the On-Site acquisition.

     Occupancy and equipment costs increased by $1,746,093, or 60.79%, from $2,872,196 for the six months ended March 31, 2001, to $4,618,289 for the six months ended March 31, 2002, primarily due to penalties associated with early termination of leases.

     Depreciation and amortization increased by $1,152,725 or 45.0%, from $2,561,541 for the six months ended March 31, 2001 to $3,714,266 for the six months ended March 31, 2002, due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software, the amortization of capitalized leases and the amortization of intangibles.

     Other expenses increased by $423,447 from $606,621 for the six months ended March 31, 2001 to $1,030,068 for the six months ended March 31, 2002. Loss on impairment, of $5,724,110 represents the write off of intangible assets (the customer lists) acquired in the On-Site acquisition. Minority interest of $412,495 represents the trading losses of the Class B non-voting members of the LLC.

Liquidity and Capital Resources

     As indicated by the accompanying unaudited condensed consolidated financial statements, the Company has continued to incur consolidated net losses, and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Trading volume has significantly decreased and the Company has lost customers in its direct access business. To respond to its liquidity and capital resource needs management has implemented various cost cutting initiatives including renegotiating its clearing agreements at more favorable rates, the restructuring of its software license with E*Trade Group, Inc. and the sale of its software programs known as Ultimate Trader II and Watley Trader. The Company is also looking into more traditional lines of business such as fixed income and equity capital markets, as well as, the feasibility of expanding its existing business to attract active traders and hedge funds. As a further fund raising alternative the management of ABWG may seek to raise additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

     Cash used in operating activities during the six months ended March 31, 2002 was $6,562,043 as compared to $5,026,169 for the six months ended March 31, 2001. Cash was principally used to fund the net loss of $20,900,102 net of non-cash items including depreciation and amortization of $3,831,136, loss on impairment of intangibles of $5,724,110, penalties related to the issuance of preferred stock of $311,487, non-cash compensation/service costs of $92,530, option costs of $216,467, minority interest of $412,495, issuance of warrants of $1,390,569, and the extraordinary loss on extinguishment of debt of $250,000. In addition, cash was principally impacted by the decrease in other assets of $639,116, an increase in receivables from clearing brokers of $473,123, an increase in accounts payable and accrued liabilities of $2,652,663 and a decrease in the liability for securities sold, not yet purchased of $1,786,134.

     Cash provided by investing activities was $360,204 during the six months ended March 31, 2002, compared to cash used in investing activities of $758,531 during the six months ended March 31, 2001. Uses of cash during the six months ended March 31, 2002, related to purchases of equipment, software and leasehold improvements made at the Company`s headquarters.

     Cash provided by financing activities was $5,693,786 during the six months ended March 31, 2002 compared to $2,723,669 during the six months ended March 31, 2001. Cash provided by financing activities during the six months ended March 31, 2002, principally consisted of net proceeds from the sale of Preferred Stock of $3,324,291, notes payable to officers of $900,000 and notes payable-other of $1,491,682.

Net Operating Loss Carryforwards

     The Company`s net operating loss carryforwards begin to expire beginning in the year 2013. The issuance of additional equity securities, together with the Company`s recent financing and public offering, could result in an ownership change and thus could limit our use of the Company`s net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in recent periods.

Relevant Accounting Standards

     The following prounouncements have been issued by the Financial Accounting Standards Board ("FASB"):

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement principally addresses implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

     SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishment of debt and sale-leaseback transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard required companies to recognize costs associates with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2003.

     Management   does  not   believe   that  the   adoption  of  any  of  these
pronouncements   had,  or  will  have,  a  material   effect  on  the  Company`s
consolidated financial statements.

Forward Looking Statements

     Certain statements contained in this report, including statements regarding the development of services and markets and future demand for services and other statements regarding matters that are not historical facts, discuss future expectations or other forward-looking information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from those contemplated by the statements. Factors that might cause a difference include, but are not limited to, customer trading activity, loss of one or more significant customers, changes in technology, shifts in competitive patterns, ability to manage growth effectively, risks associated with acquisitions including integration risks, risks associated with strategic partnerships, various project-associated risks, substantial competition, general economic and securities markets conditions, risks associated with intellectual property rights, risks associated with international operations and other risk factors listed from time to time in the Company`s filings and reports with the Securities and Exchange Commission.

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

     If we are unable to continue cost cutting and revenue generation initiatives, enter into a strategic business combination or obtain additional funding sources at acceptable terms, our ability to operate our business will be significantly diminished.

     We are implementing cost cutting and revenue generation initiatives, and exploring strategic business combinations. We also will need to find additional funding sources at rates and terms acceptable to us to meet our capital and liquidity needs for the remainder of the year. To the extent that capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we are unable to obtain such financing, make sufficient improvement in our operating results or find a strategic partner our ability to operate our business will be significantly diminished.

     Periods of declining securities prices, decreasing trade volumes, or uncertainty in the public equity markets may adversely affect our revenues.

     Our future revenues are likely to be lower during periods of declining securities prices or reduced securities market activity The public markets have historically experienced significant volatility not only in the number and size of share offerings, but also in the secondary market trading volume and prices of newly issued securities. Activity in the private equity markets frequently reflects the trends in the public markets. As a result, our revenues from brokerage activities may also be adversely affected during periods of declining prices or reduced activity in the public markets.

     We may not be able to adapt with rapid technological change in a cost effective manner, which could materially adversely impact the Company`s business, financial condition and operating results.

     Traditional and online financial services industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to enhance our existing services and products. We must also develop new services and products that address the increasingly sophisticated and varied needs of our customers and prospective customers. We must respond to technological advances and evolving industry standards and practices on a timely and cost-effective basis. The development and enhancement of services and products entails significant technical and financial risks. We may fail to

     o    use new technologies effectively;
     o    adapt services and products to evolving industry standards; or
     o develop, introduce and market service and product enhancements or new services and products.

     In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of our services and products, and our new service and product enhancements may not achieve market acceptance. If we encounter these problems, our business, financial condition and operating results may be materially adversely affected.

     Operational risks may disrupt our business or limit our growth.

     Like other securities and securities-related businesses, we are highly dependent on information processing and telecommunications systems. We face operational risks arising from potential mistakes made in the confirmation or settlement of transactions or from the failure to properly record, evaluate or account for transactions. Our business is highly dependent on our ability, and the ability of our clearing firms, to process, on a daily basis, a large and growing number of transactions across numerous and diverse markets. Consequently, we and our clearing firms rely heavily on our respective financial, accounting, telecommunications and other data processing systems. If any of these systems fail to operate properly or become unavailable due to problems with our physical infrastructure, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. In addition, we are aware that other companies in our industry have had problems due to high volume of telephone and e-mail customer inquiries that has at times strained the capacity of their telecommunications systems and customer service staffs, and has also led to temporary disruptions in website service. Thus, any inability of systems used to accommodate an increasing volume of transactions and customer inquiries could also constrain our ability to expand our businesses and could damage our reputation.

     Employee misconduct could harm us and is difficult to detect and deter.

     There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could bind us to transactions that exceed authorized limits or present unacceptable risks, or hide from us unauthorized or unsuccessful activities. In either case, this type of conduct could result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use of confidential information, which could result in regulatory sanctions and serious reputational harm. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

     The securities industry in which we operate is heavily regulated by the Securities and Exchange Commission ("SEC"), state regulators, and the National Association of Securities Dealers ("NASD"). If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business.

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

     o    sales methods;
     o    trade practices among broker-dealers;
     o    use and safekeeping of customers` funds and securities;
     o    capital structure;
     o    record keeping;
     o    conduct of directors, officers, and employees; and
     o    supervision of employees, particularly those in branch offices.

     The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

     Uncertainty regarding the application of these laws and other regulations to our business may adversely affect the viability and profitability of our business. The SEC, the NASD, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, and the imposition of any material penalties or orders on us could have a material adverse effect on our business, operating results and financial condition. In addition, it is possible that noncompliance could subject us to future civil lawsuits, the outcome of which could harm our business.

     In addition, our mode of operation and profitability may be directly affected by:

     o    additional legislation;
     o changes in rules promulgated by the SEC, state regulators, the NASD, and other regulatory and self-regulatory organizations; and
     o changes in the interpretation or enforcement of existing laws and rules.

     The failure to remain in compliance with the Net Capital Rule would adversely affect our ability to continue to operate as a broker-dealer.

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokers, including the SEC`s Uniform Net Capital Rule (the "Net Capital Rule"). Net capital is the net worth of a broker or dealer (assets minus liabilities), less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm`s liquidation.

     In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit those aspects of our contemplated operations that require the intensive use of capital, such as trading activities and the financing of customer account balances. A significant operating loss or any unusually large charge against net capital could adversely affect our ability to operate and/or expand, which could have a material adverse effect on our business, financial condition and operating results.

     As of February 28, 2002 and March 31, 2002, the Company had a net capital deficit as defined, of $520,836 and $1,487,966, respectively, in violation of the Net Capital Rule. These deficiencies were cured through additional funding. While the Company is presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.

     The failure of brokerage customers to meet their margin requirements could result in significant liabilities.

     The brokerage business, by its nature, is subject to risks related to defaults by our customers in paying for securities they have agreed to purchase and delivering securities they have agreed to sell. Our clearing firm may make margin loans to our customers in connection with their securities transactions. We are required by contract to indemnify that firm for, among other things, any loss or expense incurred due to defaults by our customers in failing to repay margin loans or to maintain adequate collateral for those loans. We will be subject to risks inherent in extending credit, especially during periods of volatile markets or in connection with the purchase of highly volatile stocks which could lead to a higher risk of customer defaults.

     We may be obligated to redeem our Series A Preferred Stock at a point in the future, which would impair our ability to raise additional capital as we would more than likely not be able to repay such redemption.

     The holders of our Series A Preferred Stock have the right to have their shares redeemed for cash equal to the greater of (i) the price we received when we sold them the stock ($10,000 per share) plus any accrued and unpaid dividend payments and (ii) the aggregate value of the shares of Common Stock into which such shares of Series A Preferred Stock are then convertible (based upon the closing bid price), in any of the following situations:

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

     In April of 2002, our Common Stock was delisted from the NASDAQ Stock Market. In addition, we have not registered the Common Stock into which the Series A Preferred Stock converts. We have not received a redemption notice from any of the holders of our Series A Preferred Stock. Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash that likely will exceed our ability to make such payment or raise additional capital.

     Our stockholders could experience substantial dilution as a result of the issuance of and terms of our Series A Preferred Stock and the related warrants.

     The 630 shares of Series A Preferred Stock that were sold in the private placement are initially convertible into approximately 2,135,700 shares of Common Stock. The warrants granted in connection with the sale of Series A Preferred Stock are initially exercisable for 1,629,069 shares of Common Stock, at an exercise price of $2.95 per share.

     Under the terms of the Series A Preferred Stock, we are also obligated to issue additional shares of Common Stock every six months to the holders of the Series A Preferred Stock as preferred stock dividends. Initially, these dividends will be payable at the rate of six percent for the first 18 months following issuance of the Series A Preferred Stock and fifteen percent after that initial 18 month period. The number of shares of Common Stock will be determined by dividing the dividend payment by the market price for our Common Stock on the day before such dividend is payable. Because these shares are issueable as a dividend, we will receive no additional consideration in connection with their issuance.

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

     Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock before we may issue securities that have senior or equal rights as the Series A Preferred Stock or take other actions with respect to the Series A Preferred Stock or securities that have fewer rights than the Series A Preferred Stock. We are also required to obtain the consent of the holders of the Series A Preferred Stock before we amend or modify our certificate of incorporation or bylaws, whether by merger, consolidation or otherwise to change any of the rights of the holders of Series A Preferred Stock. While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to the holders of our Common Stock and the Company, such as raising capital to operate our business or maintain our capitalization or per share price in attempts to maximize stockholder volume and liquidity.

     We may be unable to obtain critical goods or services from our suppliers

     We obtain financial information from a number of third-party suppliers of software and information services. We believe we have available to us at comparable cost a number of alternative sources of supply of these items of software and information services, to provide adequate replacements on a timely basis, if arrangements with any of our current suppliers are abrogated. We have established a number of relationships with third-party suppliers of software and information services. There can be no assurance that such relationships will continue or that timely replacement of such services will be available in the future.

Item 4. Controls and Procedures

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of March 31, 2002. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2002.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement, and breach of fiduciary duty, as well as in connection with the underwriting or distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

     In the ordinary course of business, we and our principals are, and may become, a party to legal proceedings or arbitration. Except as described below, the Company is not a party to any material legal proceedings or arbitrations.

     The Company is a party to various suits alleging breach of contract (i) due to non-payment for services or goods provided, and (ii) for the minority interest of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

     In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs allege violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs seek damages of $31,400,000 (of which approximately $950,000 is alleged to represent the damages) plus punitive damages. The Company believes it has a meritorious defense against this suit and intends to fight it vigorously and although there can be no assurance, the Company believes the majority of the claims if successful, will be substantially less than the amount of the damage claims and will be covered by insurance.

     We are a defendant in four actions relating to the lease of equipment in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $683,000. Three of such actions are pending before the Supreme Court of New York, New York, and the remaining action is pending before the District Court, 4th Judicial District, Hennepin County, Minnesota.

     We are a defendant in an action pending before the American Arbitration Association ("AAA") in which the plaintiffs have asserted breach of fiduciary duties. The plaintiff in this action seeks an accounting and unspecified damages.

     We are a defendant in an action pending before the AAA in connection with our failure to maintain a registration statement in which the plaintiffs have asserted breach of contract and damages in the amount of approximately $84,000.

     We are a defendant in a breach of contract action pending before the Supreme Court, Nassau County, New York arising out of an employment dispute. The plaintiff in this action is seeking compensatory damages of $93,000, as well as liquidated damages, under New York`s Labor Law, in the amount of 25% of the compensatory damages.

     We are a defendant in an action pending before the Supreme Court of New York, New York in connection with a construction contract in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $234,000.

     We are a defendant in an action pending before the Supreme Court of New York, New York in connection with an advertising contract in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $29,000.

     We are a defendant in an action pending before the National Association of Securities Dealers ("NASD") in which the claimants have asserted breach of contract and damages in the aggregate amount of approximately $147,000.

     There is one action that relates to collection of an existing account payable in which a judgment has been entered against the Company totaling approximately $24,000.

     In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. The Company is not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which is expected to have a material adverse effect on our business. There can be no assurance that one or more future disciplinary actions, if decided adversely to the Company, would not have a material adverse effect on the Company`s business, financial condition and results of operations.

Item 2. Changes in Securities

None.

Item 3. Default upon Senior Securities

     On November 29, 2001, the Company entered into a Series A Convertible Preferred Purchase Agreement whereby it issued 630 shares of Series A Convertible Preferred Stock, par value $.01 ("Preferred Stock") in a private placement. Each share is convertible into 3,390 shares of the Company`s Common Stock at an exercise price of $2.95. The purchasers of the Preferred Stock were issued warrants, expiring in 5 years from the date of issuance, to purchase an additional 1,629,069 shares of Common Stock at an exercise price of $2.95.

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. As of the date hereof, the Company has not filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. As a result, the Company is in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of March 31, 2002, liquidated damages of approximately $311,000 has been accrued to the preferred holders.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     The Company currently has authorized capital stock consisting of 20,000,000 common shares, $.001 par value, of which 12,508,852 shares are issued and outstanding and 1,000,000 preferred shares, $.001 par value, of which 630 Series A Redeemable Convertible Preferred Stock are issued and outstanding. Since March 2002, the Company issued warrants that may potentially require an issuance of shares greater than the number of shares that the Company is currently authorized to issue. By issuing these securities, the Company has exhausted its 20,000,000 authorized shares of common stock and cannot meet any equity-based obligations entered into after March 2002 without shareholder approval for an increase in the number of authorized shares. The Company intends to seek approval of the transactions that require the issuance of these warrants that potentially may require an issuance of shares greater than the number of shares that the Company is currently authorized to issue as well as approval for an increase in the number of authorized shares of common stock of the Company from 20,000,000 to 50,000,000.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Certification  by  Steven  Malin,   Principal  Executive  Officer
               pursuant  to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification  by  Robert  Malin,   Principal  Financial  Officer
               pursuant  to 18 U.S.C.  Section  1350,  as  adopted  pursuant  to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2003

                                                   A.B. WATLEY GROUP INC.
                                                         (Registrant)

                                                   By: /s/ Steven Malin
                                                   --------------------
                                                           Steven Malin
                                                           Chairman

                                                   By: /s/ Robert Malin
                                                   --------------------
                                                           Robert Malin
                                                           Vice-Chairman

                                  CERTIFICATION

I, Steven Malin, the Principal Executive Officer, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of A.B.  Watley Group
     Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Steven Malin
                                          ----------------------------------
                                          Principal Executive Officer
                                          Date: April 15, 2003

                                  CERTIFICATION

I, Robert Malin, the Principal Financial Officer, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of A.B.  Watley Group
     Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                             /s/  Robert Malin
                                             ----------------------------------
                                             Principal Financial Officer
                                             Date:  April 15, 2003