Form 10-Q
period 2002-06-30
WATLEY A B GROUP INC
filed 2003-04-16
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                                                  -------------
                                       OR

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

                             A.B. Watley Group Inc.

Index

PART I-- FINANCIAL INFORMATION                                                                            Page

           Item 1.  Financial Statements

            Condensed Consolidated Statements of Financial Condition
                           As of June 30, 2002 (Unaudited) and September 30, 2001 .......................   3

            Condensed Consolidated Statements of Operations

                           For the Three Months and Nine Months Ended June 30, 2002 and 2001 (Unaudited)    4

            Condensed Consolidated Statements of Cash Flows

                           For the Nine Months Ended June 30, 2002 and 2001 (Unaudited) .................   5

            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................   7


            Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations  14


            Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  17


            Item 4. Controls and Procedures .............................................................  19

PART II-- OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................  19

            Item 2. Changes in Securities ...............................................................  19

            Item 3. Default on Senior Securities ........................................................  19

            Item 4. Submission of Matters to a Vote of Security Holders .................................  19

            Item 5. Other Information ...................................................................  19

            Item 6. Exhibits and Reports on Form 8-K ....................................................  19

Signatures ..............................................................................................  20


Certifications ..........................................................................................  21

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements


                             A.B. Watley Group Inc.
            Condensed Consolidated Statements of Financial Condition


                                                                                        June 30,    September 30,
                                                                                          2002           2001
                                                                                      ------------   -----------
                                                                                       (Unaudited)
Assets:
Cash and cash equivalents                                                             $     66,881   $    508,053
Restricted cash                                                                            429,576        500,334
Receivables from clearing brokers                                                        3,449,534      2,294,533
Securities owned at market value                                                            13,937        343,434
Property and equipment, net of accumulated depreciation
          of $10,777,843 and $8,659,868                                                  6,134,157     14,806,945
Loans receivable from related party                                                        252,527        257,197
Receivable from E*Trade                                                                  3,228,790           --
Security deposits                                                                          147,376      1,444,480
Other assets                                                                               509,594      1,377,700
                                                                                      ------------   ------------
Total Assets                                                                          $ 14,232,372   $ 21,532,676
                                                                                      ============   ============

Liabilities and Stockholders` Equity:
Accounts payable and accrued liabilities                                                10,337,497      7,953,542
Accrued liabilities to LLC Class B Members                                               2,499,037           --
Securities sold not yet purchased                                                           10,591        372,545
Notes payable - other                                                                    6,874,627      3,437,323
Notes payable to officers                                                                3,100,000      4,350,000
Lease obligations and other                                                              1,896,924      1,957,075
Subordinated borrowings - other                                                            350,000        350,000
Subordinated borrowings from officer                                                       180,000        180,000
                                                                                      ------------   ------------
                                                                                        25,248,676     18,600,485
                                                                                      ------------   ------------

Series A redeemable convertible preferred stock $0.01 par value, 690 shares authorized and 630 and 0 issued and outstanding at June 30, 2002 and September 30, 2001 and
  accrued dividends (liquidation preference  - $6,300,000)                               6,244,102           --
                                                                                      ------------   ------------

Stockholders` (Deficit) Equity:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and none issued and
   outstanding at June 30, 2002 and September 30, 2001                                        --             --
Common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2002 and September 30, 2001, respectively, 12,508,852 and 10,995,796 issued
   and outstanding at June 30, 2002 and September 30, 2001                                  12,509         10,996
Additional paid-in capital                                                              44,140,954     37,224,984
Option costs                                                                               (41,997)      (267,798)
Deferred compensation costs                                                               (258,995)      (459,563)
Accumulated deficit                                                                    (61,112,877)   (33,576,428)
                                                                                      ------------   ------------
Total Stockholders` (Deficit) Equity                                                   (17,260,406)     2,932,191
                                                                                      ------------   ------------
Total Liabilities and Stockholders` (Deficit) Equity                                  $ 14,232,372   $ 21,532,676
                                                                                      ============   ============


     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                             2002            2001          2002           2001
                                                         ------------   ------------   ------------   ------------
Revenues:
Commissions                                                $2,441,796     $4,125,864    $14,641,927    $15,527,928
Data service fees                                             121,722        273,797        383,059      1,081,482
Sale of Software Income                                     1,191,000             --      1,191,000             --
Principal transactions                                        155,433        500,871      1,156,191      2,636,557
Interest and other income                                   1,410,433        605,756      2,834,470      1,645,207
                                                         ------------   ------------   ------------   ------------
Total revenues                                              5,320,384      5,506,288     20,206,647     20,891,174

Interest expense                                              304,263        182,319      2,538,506        443,709
Interest expense - related parties                            127,625        111,873        387,591        286,894
                                                         ------------   ------------   ------------   ------------
Net revenues                                                4,888,496      5,212,096     17,280,550     20,160,571

Expenses and other charges:
Commissions, floor brokerage and clearing charges           1,914,415      2,633,426     10,221,360      8,325,695
Employee compensation and related costs                     2,276,615      2,893,108      8,868,357      9,314,660
Communications                                                934,107        489,803      2,667,109      1,537,397
Business development                                           16,509        531,698        428,087      1,988,220
Professional services                                       1,043,127      1,437,920      2,363,628      2,571,164
Occupancy and equipment costs                               1,195,684      1,558,622      5,813,973      4,430,818
Depreciation and amortization                               1,480,383      1,435,468      5,194,649      3,997,009
Other expenses                                                387,349        262,830      1,417,417        736,949
Loss on investments                                                --        571,112             --        703,614
Impairment of intangibles                                   2,146,000             --      7,870,110             --
Abandonment of leasehold improvements                         618,028             --        618,028             --
Minority interest applicable to LLC Class B members          (487,374)            --       (899,869)            --
                                                         ------------   ------------   ------------   ------------
Total expenses                                             11,524,843     11,813,987     44,562,849     33,605,526
                                                         ------------   ------------   ------------   ------------


Loss before income taxes and extraordinary item           (6,636,347)    (6,601,891)   (27,282,299)   (13,444,955)
Income tax provision                                              --         (5,000)        (4,150)       (19,961)
                                                         ------------   ------------   ------------   ------------
Loss before extraordinary item                            (6,636,347)    (6,606,891)   (27,286,449)   (13,464,916)
Extraordinary loss on extinguishment of debt                      --             --       (250,000)            --
                                                         ------------   ------------   ------------   ------------
Net loss                                                 $(6,636,347)   $(6,606,891)   $27,536,449)   $13,464,916)
                                                         ============   ============   ============   ============
Basic and diluted loss per common share:

Loss before extraordinary item                           $(6,636,347)   $(6,606,891)  $(27,286,449)  $(13,464,916)
       Deemed dividend to preferred shareholders
- beneficial conversion                                                                 (1,639,797)
       Deemed dividend to preferred shareholders
- accretion of redemption                                   (588,732)                   (1,371,732)
       Preferred stock dividends                             (94,500)                     (220,500)
                                                         ------------   ------------   ------------   ------------
Loss before extraordinary item attributable to
common shareholders                                       (7,319,579)    (6,606,891)   (30,518,478)   (13,464,916)
       Extraordinary loss on extinguishment of debt                                       (250,000)
                                                         ------------   ------------   ------------   ------------
Net loss attributable to common shareholders            $ (7,319,579)  $ (6,606,891) $ (30,768,478)  $(13,464,916)
                                                         ============   ============   ============   ============

Loss before extraordinary item                          $      (0.59)  $      (0.61) $       (2.44)  $      (1.41)
Extraordinary item                                      $          -   $          -  $       (0.02)  $          -
Basic and diluted loss per share                        $      (0.59)  $      (0.61) $       (2.46)  $      (1.41)

Weighted average shares outstanding                       12,508,852     10,908,084     12,508,852      9,515,476


     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Nine Months Ended
                                                                 June 30,
                                                        ---------------------------
                                                           2002            2001
                                                        ------------   ------------
Cash flows used in operating activities:
Net loss                                                $(27,536,449)  $(13,464,916)
Adjustments to reconcile net loss to net cash used in
   Operating activities:
       Non-cash compensation and service costs               200,568         21,000
       Options costs                                         225,801             --
       Sale of Software                                   (1,191,000)            --
       Penalties - preferred stock                           311,487             --
       Issuance of warrants                                1,390,569             --
       Minority interest applicable to LLC
       Class B Members                                      (899,869)            --
       Loss on investments                                        --        703,614
       Depreciation and amortization                       5,328,023      3,997,009
       Loss on impairment of intangibles                   7,870,110             --
       Loss on extinguishment of debt                        250,000             --
       Loss on disposal of leasehold
       improvements                                          618,028             --
       Changes in assets and liabilities:
       (Increase) decrease in operating assets:
              Restricted cash                                 70,758         38,462
              Receivables from clearing brokers           (1,242,901)      (123,358)
              Securities owned                             4,880,475        191,839
              Loans receivable from related party              4,670          3,478
              Security deposits                            1,297,104             --
              Other assets                                   439,295          2,087
       Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities     2,323,822     (1,905,370)
              Securities sold, not yet purchased          (3,720,537)      (163,140)
              Lease obligations and other                    (60,152)        33,571
                                                        ------------   ------------
Net cash used in operating activities                     (9,440,198)   (10,665,724)
                                                        ------------   ------------

Cash flows from (used in) investing activities:
Purchases of property and equipment, net                    (216,798)    (1,709,541)
Proceeds of sale of software license                       1,771,210             --
Investments                                                       --        (30,000)
                                                        ------------   ------------
Net cash provided by ( used in) investing
activities                                                 1,554,412     (1,739,541)
                                                        ------------   ------------
Cash flows from financing activities:
Proceeds from issuance of common stock                            --     10,012,127
Proceeds from sale of preferred stock                      3,324,291             --
Proceeds from exercised stock options                             --        987,290
Proceeds (repayment) of notes payable                      3,779,686       (938,928)
Proceeds from notes payable to officer                       900,000        975,000
Payment of capital lease obligations                              --       (451,672)
Capital contribution by LLC Class B members                  446,307             --
Capital distribution to LLC Class B members               (1,005,670)            --
Repayment of bank loan                                            --         (3,333)
                                                        ------------   ------------
Net cash provided by financing activities
                                                           7,444,614     10,580,484
                                                        ------------   ------------
Net decrease in cash and cash equivalents                   (441,172)    (1,824,781)
Cash and cash equivalents at beginning of period             508,053      5,090,083
                                                        ------------   ------------
Cash and cash equivalents at end of period                   $66,881     $3,265,302
                                                        ============   ============

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited), Continued

                                                                        Nine Months Ended
                                                                              June 30,
                                                                     -----------------------
                                                                          2002        2001
                                                                     -------------  --------
Supplemental non-cash financing activities
     and disclosure of cash flow information:
Exchange of property and equipment in payment of operating expenses  $          --  $317,802
                                                                     =============  ========
Receivable from E*Trade                                              $   3,809,000  $     --
                                                                     =============  ========
Issuance of notes payable in payment of operating
expenses                                                             $     225,714  $     --
                                                                     =============  ========

Notes payable assigned to clearing broker                            $   2,150,000  $     --
                                                                     =============  ========
Preferred stock dividends                                            $     220,500  $     --
                                                                     =============  ========
Exchange of subordinated debt for preferred stock                    $   2,500,000  $     --
                                                                     =============  ========
Deemed dividend to preferred shareholders -beneficial
conversion                                                           $   1,639,797  $     --
                                                                     =============  ========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                                   $   1,371,732  $     --
                                                                     =============  ========
Net assets of On-Site acquired by the issuance of
common stock                                                         $   5,703,000  $     --
                                                                     =============  ========
Cash paid for:
    Interest                                                         $     179,897  $458,442
                                                                     =============  ========
    Taxes                                                            $          --  $ 14,961
                                                                     =============  ========

     See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   Organization and Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley") and ABW TRADING, LLC ("LLC"), which operate as one integrated business segment. LLC ceased operations on June 18, 2002. ABWG is a Delaware corporation organized on May 15, 1996.

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

     LLC is a registered broker-dealer and a member of the Philadelphia Stock Exchange and was acquired by the Company in November 2001. ABWG is the Class A managing member of LLC. LLC was formed as a means for registered professionals to engage in proprietary trading utilizing LLC`s funds. As the managing member, ABWG manages the operations of LLC and receives trading fees from the Class B members, who are the registered professionals. LLC clears all transactions through a clearing broker. Accordingly, LLC is also exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934. On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business operations.

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

4.   Acquisition of On-Site Trading, Inc.

     In an effort to increase its customer base and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October 1, 2001, the Company acquired the customer lists and certain other On-Site assets and liabilities (the retail business), including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (the proprietary trading business) which was subsequently renamed ABW TRADING, LLC. Since the acquisition, the retail business and proprietary trading business have operated as one reporting unit. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares (which was later reduced by 361,944) of its Common Stock to On-Site. Of these shares, 937,500 shares were delivered at closing and 106,806 shares ("Escrow Shares") are being held in escrow to be released to the sellers of On-Site at a later date. The remaining 468,750 shares are being held in escrow and are deliverable on a pro rata basis upon the Company achieving certain post-acquisition levels of revenues, as defined in the agreement. As of June 30, 2002, approximately 200,000 of such shares have been earned by On-Site.

     The final purchase price reflects the issuance of 1,513,057 shares at a purchase price of $3.41 per share. The $3.41 per share price was determined by calculating the weighted average share price of the Company`s Common Stock for the 3 days prior and 3 days subsequent to the date of the acquisition of On-Site. The excess purchase price of $8,584,000 over the fair value of the net liabilities acquired of $2,881,000 was allocated to "Intangibles" representing the customer lists acquired (for the retail business). The customer lists are being amortized on a straight-line basis over a period of thirty-six months. Amortization expense for the nine-month period ending June 30, 2002, was approximately $715,000.

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
                                                              ==========

     The following pro forma information for the three and nine months ended June 30, 2001, gives effect to the Company`s acquisition of certain assets of On-Site, primarily customer lists and its interest in the broker-dealer subsidiary; the assumption of certain liabilities of the business; and the issuance of Common Stock, as if it occurred on October 1, 2000. Pro forma information for the three and nine months ended June 30, 2002 is not required since the Company became the introducing broker for On-Site as of October 1, 2001 and as such, the Condensed Consolidated Statements of Operations for the 2002 periods reflect the associated commission revenues and expenses related to the On-Site acquisition.


                                               Three Months  Nine Months
                                               ------------  -----------
                                                      June 30, 2001
                                                      -------------

Net revenues                                   $14,948,000  $ 53,112,000
                                               ===========  ============

Net loss applicable to common stockholders     ($6,864,000) ($16,109,000)
                                               ===========  ============
Weighted average number of shares outstanding   12,421,140    11,028,532
                                               ===========  ============
Per share:
Net loss applicable to common stockholders          ($0.55)       ($1.46)
                                               ===========  ============


     This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of October 1, 2000, or the results which may occur in the future.

     During the quarter  ended June 30, 2002,  the acquired  customer  base,  of
On-Site, continued to deteriorate significantly. This led to a decrease in On-Site`s revenues and operating cash flows. Management believes the deterioration is attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations which resulted in a permanent impairment in the value of the customer lists acquired. Therefore, the Company recorded an impairment loss of $2,146,000 during the quarter ended June 30, 2002 related to the customer list acquired which reduced the carrying value of such customer list to $0 at June 30, 2002. The customer list acquired from On-Site has been determined to have minimal future value. For the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 net commissions earned from the retail and proprietary businesses were $925,000, $901,000, $228,000 and $88,000, respectively.

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of June 30, 2002, liquidated damages of approximately $311,000 were accrued to the preferred holders.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. As of June 30, 2002, dividends of $220,500 were accrued for the Preferred Stock. The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the Common Stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Agreement. Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock upon the occurrence of certain events, the Company has excluded the Preferred Stock from Stockholders` Deficit in the accompanying Condensed Consolidated Statement of Financial Condition. The holders of the Preferred Stock have waived their Redemption Right and have agreed to amend the Certificate to provide that the Company has until September 30, 2002 to (a) file the Registration Statement and (b) to be listed on any of the NASDAQ National Market, the NASDAQ SmallCap Market, the OTC Bulletin Board, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. Although, the waiver has not been amended or extended, to date, no redemption notice has been received by the Company from any of the Preferred stockholders.

     The aggregate purchase price of the Preferred Stock and the warrants of $6,300,000 were allocated to the Preferred Stock with a value of $4,340,383 and the balance of $1,959,617 was attributed to the fair market value of the warrants. In connection with this transaction, the Company issued preferred stock and received cash proceeds of $3,324,291 (net of issue costs) and exchanged a note payable in the amount of $2,500,000 ("Senior Subordinated Demand Note") for $2,750,000. The premium of $250,000 was recorded as an extraordinary loss on the extinguishment of debt in December 2001. The discount associated with the value of the warrants is being accreted over a ten-month period through September 30, 2002, the date the redemption waiver expires. For the nine months ended June 30, 2002 amortization of the discount totaled $1,371,731.

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

6.   Net Capital Requirement

     A.B. Watley is subject to the Securities and Exchange Commission`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined.

     As of February 28, 2002, March 31, 2002, and April 30, 2002, A.B. Watley had a net capital deficit as defined, of $520,836, $1,487,966, and $637,141, respectively, which is a violation of Rule 15c3-1. In addition, as of September 30, 2002, A.B. Watley had a net capital deficit of $301,523. These deficiencies were cured through additional funding through outside sources and funds generated from operations.

     Currently, A.B. Watley is required to report net capital on a weekly basis. These reports may be subject to further examination and review by the SEC and the NASD.

7.   Stockholders` Equity - Stock Options and Warrants

     At June 30, 2002, the company had outstanding 772,000 options and 4,124,000 warrants with exercise prices ranging between $0.92 and $ 22.00 and expirations extending through September 2012.

8.   Notes and Loans Payable

a) Notes Payable - Officers
   ------------------------

     As at June 30, 2002, notes payable to officers consisted of the following:

                                                Principal            Interest
     Effective Date          Maturity Date       Amount                Rate
     --------------          -------------    -----------         ------------
       11/30/00                11/29/03        $  300,000                  7%
        2/25/01                 2/25/03           950,000                 10%
        2/25/01                 2/25/03           950,000                 10%
       10/01/01                10/01/02           500,000                 10%
       02/02/02              On demand            200,000                 10%
       10/01/01                10/01/02           200,000                 10%
                                              -----------
                                              $ 3,100,000
                                              ===========


     As of June 30, 2002, accrued interest payable related to the above notes payable to officers totaled $637,000. The notes payable to officers are subordinated to the lines of credit granted by the holders of the company`s Preferred Stock.

     In September 2002, in consideration of the forgiveness of notes payable to officers aggregating $2,400,000, the Company issued warrants to purchase 1,479,486 and 923,145 shares of Common Stock to officers, exercisable at $0 and $1.80 per share respectively. The warrants are immediately exercisable and will expire in September 2007.

b) Loans Payable - Other
   ---------------------

     In February 2002, one of the Company`s lenders notified the Company that it was accelerating its remaining loan balance of approximately $350,000 on a $400,000 loan originally made to the Company. As of June 30, 2002, the loan balance was approximately $173,000. Subsequently, the lender agreed to rescind the notice of acceleration in return for a prepayment of $150,000 and security interest in the Company`s proprietary software. The $150,000 payment was made in August 2002.

     In March 2002, one of the holders of the Company`s Preferred Stock led a group that granted a line of credit of $2,500,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, and interest is payable at 10% per annum. The proceeds of the loans will be used for working capital purposes. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company`s Common Stock at an exercise price of $.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company`s Common Stock at an exercise price of $.918 a share. The fair value of the warrants was recorded as interest expense. In April 2002 and May 2002, the line of credit was increased to $2,700,000 and $4,350,000, respectively. As of June 30, 2002, the Company has borrowed $4,350,000 under this commitment. The line of credit is collateralized by certain assets of the Company.

     In April 2002, $2,150,000 of notes-payable to officers was assigned to one of the Company`s clearing brokers. Interest is payable at a rate of 10% per annum. The loans expire through March 2003. In July 2002, this amount was subsequently forgiven as part of the sale of the Company`s software.

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

     The aggregate minimum future rental payments required are as follows:

          Fiscal Year Ended      Operating Leases      Capital Leases              Total
                                 ----------------      --------------         -----------
                       2003           $ 1,466,075         $ 1,896,924         $ 3,362,999
                       2004             1,151,277                   -           1,151,277
                       2005               925,694                   -             925,694
                       2006               939,764                   -             939,764
                       2007               938,272                   -             938,272
                 Thereafter             1,641,974                   -           1,641,974
                                 ----------------      --------------         -----------
                                      $ 7,063,056         $ 1,896,924         $ 8,959,980
                                  ===============       =============         ===========


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

10.  Sale of Software

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

11.  Subsequent Event

     In July 2002, the Company sold its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property, to an affiliate of one of its clearing brokers. The sale included all proprietary software that displays market quotation, news, and other information analysis; order entry including the initiation and transmission of trading orders and position management and any applications that provide real time and historical market prices. In consideration for the trading technology software, the Company`s clearing broker, agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by the Company to the clearing broker that had previously been assigned to the clearing broker by the Company`s officers in April 2002. As part of the agreement, the Company obtained a perpetual nonexclusive, license to continue to use the software, including the right to sublicense the software. Under the terms of the agreement, the Company was granted the right to use the software royalty free until July 31, 2005, and for a nominal per user per month fee thereafter, as defined. The Company also received a more favorable clearing agreement, which will remain in effect until July 31, 2007. The asset purchase agreement also provides for a future reduction of indebtedness of approximately $2,100,000 from its clearing broker provided that over a 36-month period beginning after July 31, 2002, that the Company has paid its clearing broker $5,000,000 in clearing fees or raised at least $4,000,000 in new equity capital. In order for the new capital to be considered towards the reduction in indebtedness, the agreement requires that there be no cash payments or mandatory redemptions affecting the principal amount prior to 18-months after July 31, 2002. In the September 30, 2002 financial statements, all of the proceeds from the sale of software have been recorded in the Condensed Consolidated Statement of Operations as Sale of Software Income.

     In January 2003, the Company entered into two office space leases requiring security deposits of approximately $21,000 and aggregate minimum rents of $15,173 payable monthly. The lease expires in 2004.

     On January 15, 2003, A.B. Watley Inc. entered into a secured demand note agreement for $5,000,000 with a maturity date of June 30, 2004. The loan bears an annual interest rate of 7% per annum payable monthly. In connection with the agreement, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.75 per share. The warrants are immediately exercisable and will expire in January 2008. The loan has been approved by NASD and is included for the purposes of computing net capital under Rule 15c3-1. The holder of the secured demand note has the option to convert all the collateral into A.B. Watley stock within five business days after the thirteen-month anniversary of the date of the issuance of the note at a discount of 5% of the average price per share based on the 10-day period prior to conversion. The holder may also elect to convert the collateral within 5 business days after 18 months at $1.80. In no event shall the conversion result in the holder of the secured demand note owning more than 15% of A.B. Watley stock.

12.  Accounting Developments

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

     SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishment of debt and sale-leaseback transactions. The provisions of this Statement shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged.

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

     Management   does  not   believe   that  the   adoption  of  any  of  these
pronouncements will have a material effect on the condensed consolidated financial statements.

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

Results of Operations

Three  Months  Ended  June  30, 2002 Compared to the Three Months Ended June 30,
2001

     Revenues. Total revenues for the quarter ended June 30, 2002 were $5,320,384 a decrease of 3.38%, as compared to revenues of $5,506,288 for the quarter ended June 30, 2001. Revenues from commissions decreased from $4,125,864 for the quarter ended June 30, 2001, to $2,441,796 for the quarter ended June 30, 2002. Overall trading volume has significantly decreased and the Company has lost customers in its direct access business. Data service revenues decreased by $152,075 or 55.54%, from $273,797 for the quarter ended June 30, 2001, to
$121,722 for the quarter ended June 30, 2002, due to the migration of customers from third party software to the Company`s proprietary software, UltimateTrader II for which no fees are charged. Revenues from principal transactions decreased by $345,438 or 68.97%, from $500,871 for the quarter ended June 30, 2001, to $155,433 for the quarter ended June 30, 2002, mainly as a function of the lower volume of business related to institutional sales and losses incurred by minority interests in LLC. Interest and other income increased $804,677 or 132.84% from $605,756 for the quarter ended June 30, 2001, to $1,410,433 for the quarter ended June 30, 2002. This increase is largely due to the increased margin interest and interest earned on the additional retail accounts acquired from On-Site and interest income earned in the LLC. Also included in interest income and other income is a World Trade Center Business Recovery Grant of $150,000.

     Interest expense increased from $182,319 for the quarter ended June 30, 2001 to $304,263, for the quarter ended June 30, 2002, as a result of increased borrowings in connection with lines of credit.

     As a result of the foregoing, net revenues decreased by $323,600 or 6.2%, from $5,212,096 for the quarter ended June 30, 2001, to $4,888,496, for the quarter ended June 30, 2002. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

     Expenses. Total expenses decreased by $289,144 or 2.45%, from $11,813,987, for the quarter ended June 30, 2001, to $11,524,843 for the quarter ended June 30, 2002. Commissions, floor brokerage, and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party vendors, and payouts to non business branch locations. These expenses decreased by $719,011 or 27.3%, from $2,633,426 for the quarter ended June 30, 2001 to $1,914,415 for the quarter ended June 30, 2002 primarily due to closing of the On-Site business . In addition, our online software licenses fees and data services fees decreased. Employee compensation and related costs decreased by $616,493, or 21.31%, from $2,893,108 for the quarter ended June 30, 2001, to $2,276,615 for the quarter ended June 30, 2002, principally due to the reduction in the number of employees.

     Communications expense increased by $444,304 or 90.71%, from $489,803 for the quarter ended June 30, 2001, to $934,107, for the quarter ended June 30, 2002, as a function of adding a back-up site, as well as data and communication costs relating to the On-Site branch locations.

     Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $515,189, or 96.90%, from $531,698 for the quarter ended June 30, 2001, to $16,509, for the quarter ended June 30, 2002, as the Company decreased such expenditures as a part of its cost reduction program.

     Professional services decreased by $394,793, or 27.46%, from $1,437,920 for the quarter ended June 30, 2001 to $1,043,127 for the quarter ended June 30, 2002, primarily related to decreased usage of external software consultants.

     Occupancy and equipment costs decreased by $362,938, or 23.29%, from $1,558,622 for the quarter ended June 30, 2001, to $1,195,684 for the quarter ended June 30, 2002, primarily due to penalties associated with early termination of leases.

     Depreciation and amortization increased by $44,915, or 3.13%, from $1,435,468 for the quarter ended June 30, 2001 to $1,480,383 for the quarter ended June 30, 2002, due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software, the amortization of capitalized leases, and the amortization of intangibles.

     Other expenses increased by $124,519, from $262,830 for the quarter ended June 30, 2001 to $387,349 for the quarter ended June 30, 2002. Loss on impairment, of $2,146,000 represents the write off of intangible assets (customer lists) acquired in the On-Site acquisition.

     The abandonment of leasehold improvements of $618,028 primarily relates to the surrender and termination of leases assumed in the On-Site acquisition.

     Minority interest of $487,374 represents the trading losses of the Class B non-voting members of the LLC.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Revenues. Total revenues for the nine months ended June 30, 2002 were $20,206,647; a decrease of 3.28%, as compared to revenues of $20,891,174 for the nine months ended June 30, 2001. Revenues from commissions decreased by $886,001, or 5.71%, from $15,527,928 for the nine months ended June 30, 2001, to
$14,641,927 for the nine months ended June 30, 2002. Data service revenues decreased by $698,423, or 64.58%, from $1,081,482 for the nine months ended June 30, 2001, to $383,059 for the nine months ended June 30, 2002, due to the migration of customers from third party software to the Company`s proprietary software, Ultimate Trader II for which no fees are charged. Revenues from principal transactions decreased by $1,480,366 or 56.15%, from $2,636,557 for the nine months ended June 30, 2001, to $1,156,191 for the nine months ended June 30, 2002, mainly as a function of the lower volumes of business related to institutional sales and losses incurred by minority interests in LLC. Interest and other income increased $1,189,263 or 72.29% from $1,645,207 for the nine months ended June 30, 2001, to $2,834,470 for the nine months ended June 30, 2002.

     Interest expense increased from $443,709 for the nine months ended June 30, 2001, to $2,538,506 for the nine months ended June 30, 2002, as a result of increased borrowings in connection with lines of credit. The Company issued warrants in connection with certain borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing during the nine-months ended June 30, 2002 was approximately $1,600,000.

     Expenses. Total expenses increased by $10,957,323 or 32.61%, from $33,605,526 for the nine months ended June 30, 2001, to $44,562,849 for the nine months ended June 30, 2002. Commissions, floor brokerage, and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party vendors, and payouts to our branch locations. As a result of the increase in the volume of business due to the acquisition of On-Site accounts with a lower gross margin than our historical online client base, these expenses increased by $1,895,665 or 22.77%, from $8,325,695 for the nine months ended June 30, 2001 to $10,221,360, for the nine months ended June 30, 2002. Employee compensation and related costs decreased by $446,303, or 4.79%, from $9,314,660 for the nine months ended June 30, 2001, to $8,868,357 for the nine months ended June 30, 2002.

     Communications expense increased by $1,129,712 or 73.48%, from $1,537,397 for the nine months ended June 30, 2001, to $2,667,109, for the nine months ended June 30, 2002, as a function of adding a back-up site, as well as communication costs relating to the On-Site branch locations.

     Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $1,560,133, or 78.47%, from $1,988,220 for the nine months ended June 30, 2001, to $428,087, for the nine months ended June 30, 2002, as the Company decreased such expenditures as a part of its cost reduction program.

     Professional services decreased $207,536, or 8.07%, from $2,571,164 for the nine months ended June 30, 2001 to $2,363,628 for the nine months ended June 30, 2002, primarily due to decreased usage of external software consultants.

     Occupancy and equipment costs increased by $1,383,155, or 31.22%, from $4,430,818 for the nine months ended June 30, 2001, to $5,813,973 for the nine months ended June 30, 2002, primarily due to penalties associated with early termination of leases.

     Depreciation and amortization increased by $1,197,640 or 29.96%, from $3,997,009 for the nine months ended June 30, 2001 to $5,194,649 for the nine months ended June 30, 2002, due to the implementation of our proprietary direct access trading platform and the related amortization of capitalized software, the amortization of capitalized leases and the amortization of intangibles.

     Other expenses increased by $680,468 from $736,949 for the nine months ended June 30, 2001 to $1,417,417 for the nine months ended June 30, 2002. Loss on impairment, of $7,870,110 represents the write off of intangible assets (the customer lists) acquired in the On-Site acquisition.

     The abandonment of leasehold improvements of $618,028 primarily relates to the surrender and termination of leases assumed in the On-Site acquisition.

     Minority interest of $899,869 represents the trading losses of the Class B non-voting members of the LLC.


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

     Cash used in operating activities during the nine months ended June 30, 2002 was $9,440,198 as compared to $10,665,724 for the nine months ended June 30, 2001. Cash was principally used to fund the net loss of $27,536,449 net of non-cash items including depreciation and amortization of $5,328,023, loss on impairment of intangibles of $7,870,110, penalties related to the issuance of preferred stock of $311,487, non-cash compensation/service costs of $200,568, option costs of $225,801, minority interest of $899,869, issuance of warrants of $1,390,569, write-off of leasehold improvements of $618,028 and the extraordinary loss on extinguishment of debt of $250,000. In addition, cash was impacted by the decrease in other assets of $439,295, a decrease in security deposits of $1,297,104, a decrease in securities owned of $4,880,475, an increase in receivables from clearing brokers of $1,242,901, an increase in accounts payable and accrued liabilities of $2,323,822 and a decrease in the liability for securities sold, not yet purchased of $3,720,537.

     Cash provided by investing activities was $1,554,412 during the nine months ended June 30, 2002, compared to cash used in investing activities of $1,739,541 during the nine months ended June 30, 2001. Cash flows provided during the nine months ended June 30, 2002, related to the sale of software.

     Cash provided by financing activities was $7,444,614 during the nine months ended June 30, 2002 compared to $10,580,484 during the nine months ended June 30, 2001. Cash provided by financing activities during the nine months ended June 30, 2002, principally consisted of net proceeds from the sale of Preferred Stock of $3,324,291, notes payable to officers of $900,000 and notes payable-other of $3,779,686.

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

     We may not be able to adapt with rapid technological change in a cost effective manner, which could materially adversely impact the business, financial condition and operating results.

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

     As of February 28, 2002, March 31, 2002, and April 30, 2002, the Company had a net capital deficit as defined, of $520,836, $1,487,966, and $637,141, respectively, in violation of the Net Capital Rule. These deficiencies were cured through additional funding and through funds generated from operations. While the Company is presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.

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

     We may be obligated to redeem our Series A Preferred Stock at a point in the future, which could impair our ability to raise additional capital as we would more than likely not be able to repay such redemption.

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

Item 4. Controls and Procedures

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of June 30, 2002. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2002.

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

     The Company is a party to various suits alleging breach of contract (i) due to non-payment for services or goods provided, and (ii) for the minority interest of the Class B members of theLLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. As of the date hereof, the Company has not filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. As a result, the Company is in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of June 30, 2002, liquidated damages of approximately $311,000 has been accrued to the preferred holders.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


          10.1 Master Subordination, Waiver, Release and Indemnification Agreement entered on March 27, 2002.

          10.2 Promissory Note in the amount of $1,600,000 entered between A.B. Watley Group Inc. and Penson Financial Services, Inc. dated March 27, 2002

          10.3 Promissory Note in the amount of $900,000 entered between A.B. Watley Group Inc. and DMG legacy Institutional Fund LLC and DMG Legacy Fund LLC dated March 27, 2002

          10.4 First Amendment to Promissory Note entered between A.B. Watley Group LLC and Penson Financial Services Inc. dated April 2002.

          10.5 Second Amendment to Promissory Note entered between A.B. Watley Group LLC and Penson Financial Services Inc. dated May 2002.

          10.6 Non-Exclusive Perpetual License of proprietary software between E*Trade and the Company dated April 2002.

          10.7 First Amendment to Master Agreement and First Amendment to Software Security Agreement dated as of April 2002

          10.8 Second Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002.

          10.9 Third Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002.

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