Form 10-K
period 2002-09-30
WATLEY A B GROUP INC
filed 2003-04-16
CIK 1035632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

       (Mark One)[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




                 For the transition period from ______ to ______

                         Commission file number: 1-14897



                             A.B. Watley Group Inc.
                          -----------------------------
                (Name of registrant as specified in its charter)


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


       Registrant`s telephone number, including area code: (212) 422-1100
                                                           --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

     The issuer`s revenues for the fiscal year ended September 30, 2002 were $26,183,288.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2002 computed by reference to the closing price of such stock on such date was approximately $6,243,507. The number of shares of common stock, par value $.001 per share, outstanding as of February 21, 2003 was 12,508,852 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Forward Looking Statements: This Report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Report are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company`s operations, markets, services and prices, and other factors discussed in the Company`s filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                     PART I

Item 1. Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a publicly-held financial services holding company incorporated in the state of Delaware on May 15, 1996. We conduct our core business activities through our subsidiaries A.B.Watley, Inc. ("A.B. Watley"), a U.S. registered broker-dealer that engages in direct-access trading, proprietary trading of U.S. equities and institutional sales and Integrated Clearing Solutions, Inc. ("Integrated"), a U.S. registered broker-dealer that engages in mutual fund sales to institutional customers. We provide direct-access trading capabilities and related software to both individual as well as institutional customers. As of September 30, 2002, the brokerage firms had approximately 4,000 customers.

     We have historically devoted significant resources to the development of proprietary software. However, in July 2002, our business activities were reorganized and we sold our software programs know as Ultimate Trader II, Ultimate Trader III, and Watley Trader, including all related intellectual property rights, to a subsidiary of one of our clearing brokers. We no longer consider software licensing to be a core revenue source. The sale of the software programs provided us with working capital and reduced our expense base. Pursuant to the terms of the sale, we maintain a perpetual, non-exclusive license to use and sublicense the software.

     To respond to our liquidity and capital resource needs, we have instituted various cost cutting initiatives and raised additional capital. Our cost cutting initiatives include reductions in workforce, reductions in capital expenditures and renegotiation of clearing corporation agreements at more favorable rates. We continue to evaluate acquisitions that might increase cash flow and enhance economies of scale within our existing infrastructure.

     On November 2, 2001, the Company acquired certain assets of On-Site Trading, Inc. ("On-Site") and assumed up to $1.8 million in liabilities. This acquisition included On-Site`s client base including 1,700 accounts representing client assets (account balances and securities) of $84 million, On-Site Trading LLC (the "LLC"), two branches owned by On-Site, and agreements with 12 non-business branch locations. LLC, a broker-dealer subsidiary (the proprietary trading business) was subsequently renamed ABW TRADING, LLC. The Company acquired these assets for 1.875 million shares of its Common Stock. In connection with the acquisition of On-Site, the Company also assumed up to $1.8 million in liabilities of On-Site owed to the Class B members of the LLC. On March 19, 2002, the Company reclaimed 361,944 shares of Common Stock being held in escrow in connection with the On-Site acquisition and assumed additional obligations of $1,050,000 in excess of the $1,800,000 that the Company had originally agreed to assume.

     The LLC was formed as a means for registered professionals to engage in proprietary trading utilizing the LLC`s funds. Such registered professionals are Class B members of the LLC, while the Company is the Class A member. The LLC was a registered broker-dealer and a member of the Philadelphia Stock Exchange, operated in 12 states and engaged exclusively in proprietary trading and did not conduct business with the public. An initial capital contribution was required to become a Class B member. On May 9, 2002, the Company notified the Class B members that it had elected to cease the proprietary trading business as a result of declining revenues. The Company continues to operate the On-Site retail business, however the customer base has deteriorated significantly since its acquisition and revenues from operations have declined. Management believes that the deterioration is attributable to many factors including weakening market conditions, as well as the loss and closing of branch operations. On June 18, 2002, the LLC withdrew its broker dealer registration and ceased trading activities.


Online Brokerage Services

     Our industry has experienced a series of changes led by electronic and online commerce. These changes have created significant market opportunities for us along with other similar brokerage firms. Favorable market trends have resulted from the following:

     o    growing market acceptance of online brokerage services;
     o    pronounced market segmentation;
     o    a complementary regulatory environment; and
     o    disparity  in  the  scalability  and  quality  of  competing   trading
          technologies.

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

     The emergence of electronic brokerage services has provided investors with further access to unbundled services and costs typically charged by full-commission and traditional discount brokerage firms. Further, while full-commission and discount brokerage firms are able to offer electronic trading services, their continued reliance on personnel, branch offices and associated infrastructure prevents them from capturing the same operating efficiencies that are achievable by electronic trading.

     The growth of discount brokerage firms and the increasing utilization of the Internet to access a wide range of financial services underscore a fundamental shift in market demographics. This shift has altered the way consumers manage their personal financial assets. Based on industry research reports and the rapid consumer acceptance of online transactions, we believe consumers are increasingly taking direct control over their personal financial affairs, not only because they are now able to do so, but also because they find it more convenient and less expensive than relying on traditional financial intermediaries.

     We conduct our brokerage activities through a global communications network and sophisticated computerized information systems over which we receive and transmit current market information.

     The direct access platform used by the Company is technologically advanced and highly scalable. Our services are delivered to our customers through (a) Ultimate Trader II, a client server direct access software application and (b) Watley Trader, a web-based direct-access platform. Benefits of the products for the retail market include:


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



     o    Realtime Data Analytics                       o    Provides best  available  retail package
                                                             of real  time,  streaming  market  data,
                                                             charts  and  technical  analysis.   This
                                                             suite  of  content  includes   intra-day
                                                             charting,   a  variety   of   analytical
                                                             studies  (e.g.,  RSI,  moving  averages,
                                                             MACD),  time  and  sales,  option  quote
                                                             chains,  regional  exchange  quotes  and
                                                             news.

     o    High Utilization Capacity                     o    Affords access to technology platform by
                                                             entire   client  base  on   simultaneous
                                                             basis.  Critical given  consistent  high
                                                             level  of  concurrent   utilization  and
                                                             spikes  in  utilization  due  to  highly
                                                             volatile market  movements and shifts in
                                                             market liquidity.

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

     We provide live client support from Monday through Friday between the hours of 8:00 AM and 6:30 PM EST. Our Client Services department operates on a one-stop shopping basis, meaning that clients do not typically have to be transferred between departments to receive answers to their various inquiries. All of our Client Service personnel are registered representatives and are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support. A separate technical support team helps clients with potentially serious or persistent technical issues.

     In order to provide professional and efficient client support we implemented and use Client Relationship Management (CRM) and Computer Telephony Integration (CTI) software. CRM databases are updated with each client contact to track client service calls. A separate internal database tracks trading patterns, changes in customer balances and compliance issues. Both databases are used to generate periodic reports for management. Client Services associates access the latest product and account information through CRM and customer account databases.

Account Security

     We use a combination of proprietary and industry standard security measures to protect our clients` assets. Clients are assigned unique account numbers, user identifications and passwords that must be used each time they log on to the system. In accordance with standard industry practices, telephone orders require authentication via personal identification number/password and/or other personal information. In addition, the trade processing system A.B. Watley uses is designed to compare the A.B. Watley accounts database with the clearing firm`s account information on a daily basis to detect any discrepancies.

     We rely on encryption and authentication technology, including public key cryptography technology licensed from other parties, to provide the security and authentication necessary to effect the secure exchange of information.

Proprietary Trading

     The Company takes proprietary positions through the trading of U.S. equities in an attempt to realize gains. Our proprietary trading activities require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Buying power is available to traders to the extent that the aggregation of all positions in all of the Company`s accounts are within A.B. Watley`s Net Capital requirements.

     Trading profits or losses depend upon, among other things, the skills of traders, the capital allocated to securities positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. The amount of capital allocated to a particular trader is based on the trader`s experience and performance as well as our risk management policies. Customer funds are not used to fund proprietary trading activities.

     We believe that our trading capability is a key ingredient to our success. While this business can earn attractive returns, there is also the possibility of incurring significant trading losses in periods of market turbulence. We seek to balance our ability to profit from trading positions with our exposure to potential losses. Our risk management includes input from all levels of the Company including our traders as well as management.

Institutional Sales

     Our institutional sales and trading desk specializes in facilitating and/or executing large-block transactions in equity securities, and services institutional clients. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous, with average trades ranging in the 10,000 to 100,000 share size. We match institutional buyers and sellers to minimize the impact on the market and to prevent our client`s positions from being disclosed to competing firms. Our institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund and money managers.

Operations, Clearing and Order Processing

     We do not hold client funds or securities, nor do we generally execute and directly process either our own or our clients` securities transactions. Since October 1996, we have cleared all transactions for retail clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson") and Bank of New York ("BONY") for institutional accounts.

     Our agreements with such clearing brokers provide that the clearing brokers process all securities transactions for our account and the accounts of our clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify our clearing brokers for losses they may sustain from customer accounts introduced by us, which could be material in amount. Our clearing agreements may be terminated by either party, upon 60 days` written notice for Penson, and 30 days written notice for BONY. We depend on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. As a result of engaging the processing services of clearing brokers, we are exempt from certain reserve requirements imposed by federal securities laws.

     Clients` securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended by the clearing broker to a client, collateralized by securities and cash in the client`s account, for a portion of the purchase price. The client is charged interest by the clearing broker for margin financing. We receive a portion of such interest from the clearing brokers.

     Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects us to the risk of a market decline that would reduce the value of the collateral below the client`s indebtedness before the collateral can be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account.

Marketing and Advertising

     In connection with our cost-cutting initiatives, we have significantly reduced our marketing and advertising expenditures.

Competition

     The market for electronic brokerage services is highly competitive and rapidly changing. We believe that we compete on the basis of speed of order execution, processing and confirmation, quality of client service, ease of use, amount and timeliness of information provided, price and reliability of the trading systems which we utilize. Our competitors may have greater financial, technical and marketing resources than the Company. We expect that our ability to compete will be affected by our ability to introduce new services and enhancements to existing services into the market on a timely basis.

     We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Securities LLC.; Charles Schwab & Co., Inc.; Quick & Reilly, Inc.; TD Waterhouse Investor Services, Inc.; Fidelity Brokerage Services LLC; and Ameritrade, Inc.; We also face competition for clients from full commission brokerage firms, including Merrill Lynch & Co., Inc.; Morgan Stanley DW Inc.; UBS PaineWebber Inc.; and Smith Barney, as well as financial institutions and mutual funds.

Securities Regulation

     A.B. Watley, and Integrated (collectively, the "B-D Subsidiaries") are broker-dealers registered with the SEC and NASD and licensed in the states in which they do business.

     The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, NASD, other self-regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of our stockholders.

     Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If we fail to comply with any laws, rules or regulations we could be censured, fined, suspended, or expelled.

     In addition, significant changes in the B-D Subsidiaries` current business or practices, require NASD and other regulatory approval.

     To expand our services internationally, we would have to comply with regulatory controls of each specific country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

     All marketing activities by the B-D Subsidiaries are regulated by the NASD. The NASD can impose penalties, including censure, fine, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer and its officers or employees for violations of the NASD`s advertising regulations.

Net Capital Requirements

     The SEC, NASD and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC`s uniform net capital rule which governs A.B. Watley and Integrated. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm`s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of adverse market movement prior to disposition.

     If either of the B-D Subsidiaries fails to maintain the required net capital, such subsidiary may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require the Subsidiary`s liquidation. In addition, a change in the net capital rules, the imposition of new rules, a significant operating loss, or any unusually large charge against net capital could limit our operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital from the B-D Subsidiaries, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

     During the year ended September 30, 2002, A.B. Watley had Net Capital deficiencies which were subsequently cured.

Personnel

     As of December 31, 2002, we employed a total of 48 persons, of whom 5 are engaged in executive management, 16 in trading activities, 6 in information technology, 8 in client service, 3 in sales and marketing, and 10 administration and back office personnel. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions. During the fiscal year ended September 30, 2002 the company completed a reduction in force.

     Our   registered   representatives   are  required  to  take   examinations
administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with A.B. Watley obligating them to adhere to our supervisory procedures and not to solicit customers in the event of termination of employment. Our agreements with registered representatives do not obligate these representatives to be associated with the Company for any length of time.

     The Company`s proprietary trading activities are primarily performed by registered representatives who receive a portion of their trading profits, after deductions for trading expenses. They are outside contractors, not entitled to participation in any benefits plans of the Company.


Investment Considerations and Risk Factors

     The following factors and other information in this Form 10-K should carefully be considered when evaluating the Company and its stock.

     o If we are unable to continue cost cutting and revenue generation initiatives, enter into a strategic business combination or obtain additional funding sources at acceptable terms, our ability to operate our business will be significantly diminished.

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

     o Periods of declining securities prices, decreasing trade volumes, or uncertainty in the public equity markets may adversely affect our revenues.


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

     o We may not be able to adapt with rapid technological change in a cost effective manner, which could materially adversely impact the Company`s business, financial condition and operating results.

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

     o    Operational  risks  may  disrupt  our  business  or  limit our growth.

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

     o Employee misconduct could harm us and is difficult to detect and deter.

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

     o The securities industry in which we operate is heavily regulated by the Securities and Exchange Commission ("SEC"), state regulators, and the National Association of Securities Dealers ("NASD"). If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business.

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

     o The failure to remain in compliance with the Net Capital Rule would adversely affect our ability to continue to operate as a broker-dealer.

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

     As of February 28, 2002, March 31, 2002, and April 30, 2002, the Company had a net capital deficit as defined, of $520,836, $1,487,966, and $637,141, respectively, in violation of the Net Capital Rule. In addition, as of September 30, 2002, the Company had a net capital deficit of $301,523. These deficiencies were cured through additional funding and through funds generated from operations. While the Company is presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.

     o The failure of brokerage customers to meet their margin requirements could result in significant liabilities.

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

     o We may be obligated to redeem our Series A Preferred Stock at a point in the future, which would impair our ability to raise additional capital as we would more than likely not be able to repay such redemption.

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

     o Our stockholders could experience substantial dilution as a result of the issuance of and terms of our Series A Preferred Stock and the related warrants.

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

     o We may also be required to issue shares of Common Stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required.

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

     o We may be required to obtain the consent of the holders of Series A Preferred Stock before taking corporate actions, which could harm our business.

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

     o We may be unable to obtain critical goods or services from our suppliers

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

Marketing and Advertising

     In connection with our cost-cutting initiatives, we have significantly reduced our marketing and advertising expenditures.

Competition

     The market for electronic brokerage services is highly competitive and rapidly changing. We believe that we compete on the basis of speed of order execution, processing and confirmation, quality of client service, ease of use, amount and timeliness of information provided, price and reliability of the trading systems which we utilize. Our competitors may have greater financial, technical and marketing resources than the Company. We expect that our ability to compete will be affected by our ability to introduce new services and enhancements to existing services into the market on a timely basis.

     We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Securities LLC.; Charles Schwab & Co., Inc.; Quick & Reilly, Inc.; TD Waterhouse Investor Services, Inc.; Fidelity Brokerage Services LLC; and Ameritrade, Inc.; We also face competition for clients from full commission brokerage firms, including Merrill Lynch & Co., Inc.; Morgan Stanley DW Inc.; UBS PaineWebber Inc.; and Smith Barney, as well as financial institutions and mutual funds.

Securities Regulation

     A.B. Watley, and Integrated (collectively, the "B-D Subsidiaries") are broker-dealers registered with the SEC and NASD and licensed in the states in which they do business.

     The securities industry in the United States is subject to extensive regulation under federal and state laws. In addition, the SEC, NASD, other self-regulatory organizations, such as the various stock exchanges, and other regulatory bodies, such as state securities commissions, require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, and not with protecting the interests of our stockholders.

     Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of clients funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. Because of the number of complaints by online traders, the SEC, NASD and other regulatory organizations may adopt more stringent regulations for online firms and their practices. If we fail to comply with any laws, rules or regulations we could be censured, fined, suspended, or expelled.

     In addition, significant changes in the B-D Subsidiaries` current business or practices, require NASD and other regulatory approval.

     To expand our services internationally, we would have to comply with regulatory controls of each specific country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally.

     All marketing activities by the B-D Subsidiaries are regulated by the NASD. The NASD can impose penalties, including censure, fine, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer and its officers or employees for violations of the NASD`s advertising regulations.

Net Capital Requirements

     The SEC, NASD and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC`s uniform net capital rule which governs A.B. Watley and Integrated. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm`s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of adverse market movement prior to disposition.

     If either of the B-D Subsidiaries fails to maintain the required net capital, such subsidiary may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require the Subsidiary`s liquidation. In addition, a change in the net capital rules, the imposition of new rules, a significant operating loss, or any unusually large charge against net capital could limit our operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital from the B-D Subsidiaries, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

     During the year ended September 30, 2002, A.B. Watley had Net Capital deficiencies which were subsequently cured.

Personnel

     As of December 31, 2002, we employed a total of 48 persons, of whom 5 are engaged in executive management, 16 in trading activities, 6 in information technology, 8 in client service, 3 in sales and marketing, and 10 administration and back office personnel. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions. During the fiscal year ended September 30, 2002 the company completed a reduction in force.

     Our   registered   representatives   are  required  to  take   examinations
administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with A.B. Watley obligating them to adhere to our supervisory procedures and not to solicit customers in the event of termination of employment. Our agreements with registered representatives do not obligate these representatives to be associated with the Company for any length of time.

     The Company`s proprietary trading activities are primarily performed by registered representatives who receive a portion of their trading profits, after deductions for trading expenses. They are outside contractors, not entitled to participation in any benefits plans of the Company.

Investment Considerations and Risk Factors

     The following factors and other information in this Form 10-K should carefully be considered when evaluating the Company and its stock.

     o If we are unable to continue cost cutting and revenue generation initiatives, enter into a strategic business combination or obtain additional funding sources at acceptable terms, our ability to operate our business will be significantly diminished.

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

     o Periods of declining securities prices, decreasing trade volumes, or uncertainty in the public equity markets may adversely affect our revenues.


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

     o We may not be able to adapt with rapid technological change in a cost effective manner, which could materially adversely impact the Company`s business, financial condition and operating results.

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

     o    Operational  risks  may  disrupt  our  business  or  limit our growth.

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

     o Employee misconduct could harm us and is difficult to detect and deter.

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

     o The securities industry in which we operate is heavily regulated by the Securities and Exchange Commission ("SEC"), state regulators, and the National Association of Securities Dealers ("NASD"). If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business.

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

     o The failure to remain in compliance with the Net Capital Rule would adversely affect our ability to continue to operate as a broker-dealer.

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

     As of February 28, 2002, March 31, 2002, and April 30, 2002, the Company had a net capital deficit as defined, of $520,836, $1,487,966, and $637,141, respectively, in violation of the Net Capital Rule. In addition, as of September 30, 2002, the Company had a net capital deficit of $301,523. These deficiencies were cured through additional funding and through funds generated from operations. While the Company is presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.

     o The failure of brokerage customers to meet their margin requirements could result in significant liabilities.

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

     o We may be obligated to redeem our Series A Preferred Stock at a point in the future, which would impair our ability to raise additional capital as we would more than likely not be able to repay such redemption.

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

     o Our stockholders could experience substantial dilution as a result of the issuance of and terms of our Series A Preferred Stock and the related warrants.

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

     o We may also be required to issue shares of Common Stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required.

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

     o We may be required to obtain the consent of the holders of Series A Preferred Stock before taking corporate actions, which could harm our business.

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

     o We may be unable to obtain critical goods or services from our suppliers

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


Item 2. Properties

     Our principal offices are located at 40 Wall Street, New York, NY, where we occupy approximately 28,500 square feet at an annual cost of approximately $963,000 per year , plus escalations. The initial term of the lease for such office space expires in June 2009. On December 6, 2002, the Company entered into a sixteen-month lease agreement for approximately 3,200 square feet in San Francisco, CA, at an annual cost of $114,000. On December 15, 2002, the Company entered into an eighteen-month lease agreement for approximately 2,568 square feet in Melville, NY, at an annual cost of $68,078.

Item 3. Legal Proceedings

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

     In the ordinary course of business, the Company is, and may become, a party to legal proceedings or arbitration. Except as described below, the Company is not a party to any material legal proceedings or arbitrations.

     The Company is a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for amounts claimed by Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

     In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs allege violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs seek damages of $31,400,000 (of which approximately $950,000 is alleged to represent the damages, and the balance represents punitive damages.) The Company believes it has a meritorious defense against this suit and intends to fight it vigorously. We are a defendant in four actions relating to the lease of equipment in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $683,000. Three of such actions are pending before the Supreme Court of New York, NY, and the remaining action is pending before the District Court, 4th Judicial District, Hennepin County, MN.

     We are a defendant in an action pending before the American Arbitration Association ("AAA") in which the plaintiffs have asserted breach of fiduciary duties. The plaintiff in this action seeks an accounting and unspecified damages.

     We are a defendant in an action pending before the AAA in connection with our failure to maintain a registration statement in which the plaintiffs have asserted breach of contract and claimed damages approximating $84,000.

     We are a defendant in a breach of contract action pending before the Supreme Court, Nassau County, New York arising out of an employment dispute. The plaintiff in this action is seeking compensatory damages of $93,000, as well as liquidated damages, under New York`s Labor Law, in the amount of 25% of the compensatory damages.

     We are a defendant in an action pending before the Supreme Court of New York, NY in connection with a construction contract in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $234,000.

     We are a defendant in an action pending before the Supreme Court of New York, NY in connection with an advertising contract in which the plaintiffs have asserted breach of contract and damages in the aggregate amount of approximately $29,000.

     We are a defendant in an action pending before the NASD in which the claimants have asserted breach of contract and damages in the aggregate amount of approximately $147,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fiscal year ended September 30, 2002.

                                     PART II

Item 5. Market for Registrant`s Common Equity and Related Stockholder Matters

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

     (a) Trading in the Company`s shares of Common Stock presently takes place on the Over-the-Counter Market under the symbol ABWG

     The following table sets forth the range of high and low sales prices for the Company`s Common Stock for the last two fiscal years:


         Fiscal 2002:                  High                Low
         ---------------              ------              -----
         10/1/01 - 12/31/01           $4.85              $2.00
         1/01/02 - 3/31/02            $2.25              $0.66
         4/01/02 - 6/30/02            $1.15              $0.06
         7/01/02 - 9/30/02            $0.45              $0.10



          Fiscal 2001:                  High                Low
          ---------------              ------              -----
          10/1/00 - 12/31/00           $15.13              $4.56
          1/01/01 - 3/31/01            $10.25              $5.25
          4/01/01 - 6/30/01            $14.30              $4.94
          7/01/01 - 9/30/01             $7.93              $2.80



     (b) The number of record holders, exclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies, of the Company`s Common Stock was 79 on December 12, 2002.

     (c) We have never paid cash dividends on our Common Stock. We do not expect to declare or pay any dividends on our Common Stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors.

Item 6.  Selected Financial Data

         Income Statement Data

                                                                       Years ended
--------------------------------------------------------------------------------------------------------------------------
                                           Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2000   Sept. 30, 1999  Sept. 30, 1998
--------------------------------------------------------------------------------------------------------------------------
   Revenues:
Commissions                                  15,900,261      18,887,752      32,968,193      16,198,858       7,403,059
Data service fees                               462,469       1,297,117       2,015,396       1,640,123         661,236
Principal transactions                        2,533,998       3,196,844       5,689,695       2,456,874         901,889
Sale of software                              3,908,308
Interest and other income                     3,378,252       2,084,009       2,073,190         685,578         146,704
Interest income-related party                        --           6,180           6,180           6,180           6,380
                                           -------------    -------------   ------------    ------------    -------------
              Total revenues                 26,183,288      25,471,902      42,752,654      20,987,613       9,119,268
                                           -------------    -------------   ------------    ------------    -------------

Interest expense                              2,678,712         852,967         373,354         333,457         244,322
Interest expense to officer                     392,841         398,117          71,417          15,000          15,000
                                           -------------    -------------   ------------    ------------    -------------
               Net revenues                  23,111,735      24,220,818      42,307,883      20,639,156       8,859,946
                                           -------------    -------------   ------------    ------------    -------------

   Expenses:
Commission, floor brokerage and clearing     11,639,652      10,572,220      20,605,576       7,967,765       3,425,725
charges
Employee compensation and related costs      10,674,346      12,686,615      11,802,131       5,306,590       2,247,963
Loss on impairment of intangibles             7,870,110
Minority interests                             (899,869)
Other expenses                               22,620,097      21,253,846      19,436,768       7,956,784       3,805,903
Loss on investments                                  --         703,614         256,386              --              --
                                           -------------    -------------   ------------    ------------    -------------
Total expenses                               51,904,336      45,216,295      52,100,861      21,231,139       9,479,591
                                           -------------    -------------   ------------    ------------    -------------

Loss before income tax and extraordinary    (28,792,601)    (20,995,477)     (9,792,978)       (591,983)       (619,645)
loss on early extinguishments of debt
Income tax provision                             (8,725)        (28,697)        (53,913)        (32,494)        (12,765)
                                           -------------    -------------   ------------    ------------    -------------
Loss before extraordinary loss on early     (28,801,326)    (21,024,174)     (9,846,891)       (624,477)       (632,410)
extinguishments of debt
Extraordinary loss on early                    (250,000)             --              --        (177,125)             --
extinguishment of debt
                                           -------------    -------------   ------------    ------------    -------------
Net loss                                   $(29,051,326)   $(21,024,174)   $ (9,846,891)   $   (801,602)   $   (632,410)
                                           =============    =============   ============    ============    =============

Basic and diluted earnings before          $      (2.62)   $      (2.13)   $      (1.21)   $      (0.09)   $      (0.12)
extraordinary item per common share
Basic and diluted earnings per common      $      (2.64)   $      (2.13)   $      (1.21)   $      (0.11)   $      (0.12)
share
Weighted average shares outstanding -         12,508,852      9,888,597       8,122,393       7,136,434       5,171,182
basic and diluted

Balance Sheet and Other Operating Data:
Total Assets                               $  7,036,620    $ 21,532,676    $ 29,032,644    $ 23,244,954    $  5,539,457
Property and Equipment, net of             $  2,889,711    $ 14,806,945    $ 18,523,320    $ 10,852,956    $  3,650,743
accumulated depreciation
Long term obligations and redeemable       $  6,926,487    $  5,664,775    $  6,071,129    $  2,261,593    $    530,000
preferred stock
Stockholders` (deficit) equity             ($16,828,339)   $  2,945,432    $ 12,177,786    $ 15,842,987    $  1,754,419
Basic and diluted earnings before          $      (2.62)   $      (2.13)   $      (1.21)   $      (0.09)   $      (0.12)
extraordinary item per common share
--------------------------------------------------------------------------------------------------------------------------

(In millions except per share data)
Year Ended September 30,                        First Quarter     Second Quarter   Third Quarter     Fourth Quarter   Full Year
---------------------------------------------------------------------------------------------------------------------------------
2002
Revenues                                            $8,289           $6,598            $5,320           $5,976           $26,183
Net revenues                                         7,272            5,120             4,888            5,832            23,112
Loss before extraordinary item                     (6,158)         (14,492)           (6,636)          (1,515)          (28,801)
Net (loss)                                         (6,408)         (14,492)           (6,636)          (1,515)          (29,051)
Loss  before   extraordinary   item  per            (0.63)           (1.22)            (0.59)           (0.18)            (2.62)
share
Basic and diluted earnings per share                (0.65)           (1.22)            (0.59)           (0.18)            (2.64)
---------------------------------------------------------------------------------------------------------------------------------
2001
Revenues                                            $8,222           $7,163            $5,506           $4,581           $25,472
Net revenue                                          8,025            6,923             5,212            4,061            24,221
Loss from operations                               (2,135)          (4,575)           (6,031)          (7,551)          (20,292)
Net (loss)                                         (2,250)          (4,609)           (6,607)          (7,558)          (21,024)
Basic and diluted earnings per share                (0.26)           (0.52)            (0.61)           (0.74)            (2.13)


Item 7. Management`s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Fiscal year ended September 30, 2002 compared to fiscal year ended September 30, 2001

     Total revenues for fiscal 2002 were $26,183,288, an increase of 2.79% as compared to revenues of $25,471,902 for fiscal 2001.

     Revenues from commissions decreased by $2,987,491, or 15.82%, from $18,887,752 for fiscal 2001 to $15,900,261 for fiscal 2002 due primarily to a decrease of UltimateTrader accounts, as well as a significant decrease in overall trading activity by on-line traders due to adverse market conditions, increased competition and pricing pressure. The decrease in Ultimate Trader commissions, net of rebates in listed equities, over the counter securities and options was $9,749,019 as compared to fiscal 2001. This decrease was partially offset by the retail accounts acquired in the On-Site acquisition and the commissions collected from the Class B Members in the LLC of $6,761,528.

     Data service revenues decreased by $834,648, or 64.35%, from $1,297,117 for fiscal 2001 to $462,469 for fiscal 2002 due to the increasing number of accounts migrating to Ultimate Trader II from other licensed software providers available through our services. We charge our customers a data service fee for using other software providers and do not charge for Ultimate Trader II.

     Revenues from principal transactions decreased by $662,846, or 20.73%, from $3,196,844 for fiscal 2001 to $2,533,998 for fiscal 2002, mainly as a function of lower volume of business conducted by the institutional sales division due to adverse market conditions and unusually high employee turnover in the institutional sales division. As a result of these factors, revenue from our institutional sales division decreased $1,577,372 from the previous year. Included in principle transactions for fiscal year 2002 are losses incurred by the Class B minority interest members of the LLC of $740,585. These decreases were partially offset by an increase in trading profits from the proprietary trading division of $1,655,111.

     Interest and other income increased from $2,084,009 for fiscal 2001 to $3,378,252 for fiscal 2002. This increase is largely due to the increased margin interest and interest earned on the additional accounts acquired from the On-Site retail accounts and interest income earned in the LLC. Also included in interest income and other income for fiscal 2002 are one-time settlements with venders of $507,472 and a World Trade Center Business Recovery Grant of $150,000.

     Interest expense increased from $852,967 for fiscal 2001 to $ 2,678,712 for fiscal 2002 as a result of increased borrowings during the year. The Company issued warrants in connection with the borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing during the year ended September 30, 2002 was approximately $1,600,000.

     Interest expense - related party decreased by $5,276 or 1.33% from $398,117 for fiscal 2001 to $392,841 for fiscal 2002.

     As a result of the foregoing, net revenues decreased by $1,109,083, or 4.58%, from $24,220,818 for fiscal 2001 to $23,111,735 for fiscal 2002. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

     Total expenses increased by $6,688,041 or 14.79%, from $45,216,295 for fiscal 2001 to $51,904,336 for fiscal 2002.

     Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party venders and payouts to our non-business branch locations. These expenses increased $1,467,762 or 13.97%, from $10,572,220 for fiscal 2001 to $12,048,982 for fiscal 2002. This increase is largely due to the acquisition of the On-Site accounts with a lower gross margin than our historical online client business. This increase was partially offset by our lower volumes in our institutional sales division. In addition, our online software licenses fees and data services fees decreased.

     Employment compensation and related costs decreased by $2,012,269 or 15.86%, from $12,686,615 for fiscal 2001 to $10,674,346 for fiscal 2002, primarily due to headcount reductions in administrative and management personnel. Employee compensation also decreased due to the lower trading profits generated by the institutional sales division for fiscal year 2002.

     Communications expense increased by $672,897 or 30.45%, from $2,210,056 for fiscal 2001 to $2,882,953 for fiscal 2002. This increase was due to the adding of a back up site as well as the increased data and communication costs relating to the On-Site branch locations.

     Business development costs consist of television, radio, on-line and print advertising to obtain new clients. These expenses decreased by $1,859,703, or 79.28%, from $2,345,696 for fiscal 2001 to $485,993 for fiscal 2002 as we decreased our planned advertising and promotional efforts.

     Professional fees decreased from $3,698,724 for fiscal 2001 to $3,679,184 for fiscal 2002. Accounting and legal fees increased $2,194,569. The increase in accounting fees relates to the due diligence and the additional work relating to the On-Site acquisition. Legal fees increased largely due to the On-site acquisition, the issuance of Series A Preferred Stock, the software licensing agreement with E*Trade and the sale of the software to our clearing broker. In addition, legal costs were incurred for the settling of vendor claims. This increase in legal and accounting fees was offset by a decrease in consulting fees of $2,214,109 from fiscal year 2001, primarily as a result of our sale of software, as external software consultants were no longer utilized to develop and maintain such software.

     Occupancy and equipment costs decreased by $464,759 or 7.37%, from $6,309,997 for fiscal 2001 to $5,845,238 for fiscal 2002. Rent for the year increased $494,916 largely due to the acquisition of the On-Site offices in Great Neck, New York and Boca Raton, Florida. The office rent increase was largely offset by a $470,787 decrease relating to the settlement with certain leasing companies and the expiration of some leases during fiscal year 2002. In addition, during fiscal year 2002 many of the Company`s software maintenance and support contracts expired resulting in a decrease of $488,888 from the previous year.

     Depreciation and amortization increased by $394,411 or 7.17%, from $5,499,922 for fiscal 2001 to $5,894,333 for fiscal 2002. This increase is largely due to the amortization of the intangibles relating the On-site acquisition of $715,000 net of a decrease in amortization of capitalized software due to the sale of the software of approximately $540,000.

     Other expenses increased by $492,300 or 41.39%, from $1,189,451 for fiscal 2001 to $1,681,751 for fiscal 2002 due to the 2% penalty of approximately $311,000 for not filing a registration statement in accordance with the Preferred Stock agreement.

     Loss on impairment of $7,870,110 represents the write off of intangible assets (customer lists) obtained in the On-Site acquisition. The acquired customer base deteriorated significantly which resulted in decreases in On-site revenues and operating cash flows. This deterioration is attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations, which resulted in a permanent impairment in the value of the customer base acquired.

     The abandonment of leasehold improvements of $1,741,315 primarily relates to the surrender and termination of the 25th and 28th floor office leases at 40 Wall Street that occurred in August 2002. These leases were terminated as part of our overall cost cutting initiatives. In addition, we abandoned leaseholds in offices formerly used by On-Site.

     Minority interest of $899,869 represents the trading losses of the Class B non-voting members of the LLC.

     As a consequence of the foregoing, our operating loss before income taxes and extraordinary items increased from $20,995,477 for fiscal 2001, to a loss of $28,792,601 for fiscal 2002.

     The income tax provision decreased from $28,697 for fiscal 2001 to $8,725 for fiscal 2002.

     We had an extraordinary loss on extinguishment of debt of $250,000 relating to the early extinguishment of the $2.5 million Senior Subordinate Demand Note that was exchanged for $2,750,000 of Preferred Stock in accordance with the Senior Subordinated Demand Note agreement.

     During the year ended September 30, 2002, we had a deemed dividend to preferred stockholders for beneficial conversion and accretion of the redemption feature of $1,639,797 and $1,959,617 respectively as well as a preferred stock dividend of $315,000. As a consequence of the foregoing, our net loss increased from $21,024,174 in fiscal year ended 2001 to $32,965,740 in fiscal year ended 2002.

Fiscal year ended September 30, 2001 compared to fiscal year ended September 30, 2000

     Total revenues for fiscal 2001 were $25,471,902, a decrease of 40.42%, as compared to revenues of $42,752,654 for fiscal 2000.

     Revenues from commissions decreased by $14,080,441, or 42.71%, from $32,968,193 for fiscal 2000 to $18,887,752 for fiscal 2001 due primarily to a decrease of 2,831 UltimateTrader accounts or 48.94% of such accounts, as well as a significant decrease in overall trading activity by on line traders due to adverse market conditions, increased competition and pricing pressure. During fiscal 2001, the Company`s online brokerage division had total billed transactions of 883,454 and average billed transactions of 3,577 per day, a decrease of 40.00% compared to an average daily billed transaction rate of 5,966 per day during fiscal 2000 totaling 1,509,448 billed transactions.

     Data service revenues decreased by $718,279, or 35.64%, from $2,015,396 for fiscal 2000 to $1,297,117 for fiscal 2001 due to the increasing number of accounts migrated to UltimateTrader II from other licensed software providers available through our services. We charge our customers a data service fee for using other software providers and do not charge for UltimateTrader II.

     Revenues from principal transactions decreased by $2,492,851, or 43.81%, from $5,689,695 for fiscal 2000 to $3,196,844 for fiscal 2001, mainly as a function of lower volume of business conducted by both the online brokerage division`s trading desk and the third-market institutional sales division due to adverse market conditions.

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

     Total expenses decreased by $6,884,566 or 13.21%, from $52,100,861 for fiscal 2000 to $45,216,295 for fiscal 2001.

     Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions. As a result of a significant decrease in the volume of business conducted by our online trading accounts, such expenses decreased by $10,033,356, or 48.69%, from $20,605,576 for fiscal 2000 to $10,572,220 for fiscal 2001.

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

     As a consequence of the foregoing, our operating loss increased from $9,792,978 for fiscal 2000, to a loss of $20,995,477 for fiscal 2001.

     The income tax provision decreased from $53,913 for fiscal 2000 to $28,697 for fiscal 2001.

     As a consequence of the foregoing, our net loss increased from $9,846,891 in fiscal year ended 2000 to $21,024,174 in fiscal year ended 2001.


Liquidity and Capital Resources

     For the year ended September 30, 2002, we incurred consolidated losses of approximately $33 million and used cash in our operating activities of nearly $8.3 million. These losses and use of cash are in addition to the approximately $31 million of losses and $21 million of cash used in operating activities during the two years ending September 30, 2001. The market conditions during fiscal 2002 have been very challenging for brokerage firms such as ABWG as well as for the brokerage industry in general. Trading volume has significantly decreased, we have lost customers in our core direct access business and increased competition has put pricing and margin pressures on the Company.

     To respond to our liquidity and capital resource needs, the Company has taken, and is taking, a variety of steps to offset the cash used in operating activities. Such steps include cost cutting initiatives, the pursuit of additional revenue producing activities, and the raising of funds or reduction of operating liabilities through sale of assets and the issuance of debt and equity securities.

     Our cost cutting initiatives include reductions in workforce, reductions in capital expenditures, and renegotiating clearing corporation agreements at more favorable rates. We are pursuing more traditional lines of business such as fixed income and equity capital markets as well as examining the feasibility of expanding our existing business to attract active traders and hedge funds. However, in order to expand our business, respond to competitive pressures and expand into additional products and services, we have needed to raise additional funds through debt or equity offerings. When the funds are raised through the issuance of equity securities or financial instruments that are convertible into equity securities, our existing shareholders may experience dilution in their ownership percentage or book value. In addition, such securities may have rights, preferences and privileges senior to those of the holders of our Common Stock. There can be no assurances that the additional financing will be available when needed and on terms satisfactory to the Company.

     The Company may not be able to receive distributions from its regulated broker-dealer subsidiaries due to capital withdrawal restrictions placed on the regulated entities by the SEC`s Net Capital rule.

     The following is a summary of our significant financing activities:

     Licensing agreements and the sale of assets
     -------------------------------------------

     In April 2002, we granted a non-perpetual license of our proprietary software to E*Trade for a one time-time flat fee of $5,000,000, which was payable in cash ($2.6 million) and E*Trade stock ($2.4 million). The E*Trade Stock was subsequently sold for cash.

     In July 2002, we sold our software programs known as Ultimate Trader II, Ultimate Trader III, and Watley Trader, including all related intellectual property, to a subsidiary of one of our clearing brokers. In consideration for the software, our clearing broker agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by the Company to the clearing broker. In addition, the asset purchase agreement provides for a future reduction of indebtedness to the clearing broker of approximately $2,150,000, contingent upon the Company paying our clearing broker $5,000,000 in clearing fees or raising at least $4,000,000 in new equity capital over a 36 month period beginning after July 31, 2002.

     Issuance of debt obligations for cash
     -------------------------------------

     On August 30, 2001, we borrowed $2,500,000 from SDS Merchant Fund, L.P. in exchange for our issuance of a senior subordinated demand note (the "Note") bearing interest at an annual rate of 6%, and the issuance of warrants to purchase 67,824 shares of Common Stock at an exercise price of $3.686 per share. Warrants to purchase 45,000 shares at an exercise price of $3.686 per share of Common Stock were issued to a consultant in connection with his efforts in arranging this loan. Under the terms of the Senior Subordinated Demand Note, we were also committed to issue additional warrants to purchase our Common Stock at the end of each month in which the Note was outstanding. A total of 243,673 of such warrants were issued. The Note was redeemed in November 2001 in connection with our issuance of Series A Preferred Stock.

     During the year ended September 30, 2001, the Company borrowed $4,350,000 from officers of the Company at rates ranging from 7% to 10%. In September 2002, we issued warrants to purchase 1,479,486 and 923,145 shares of our Common Stock, exercisable at $0 and $1.80, respectively, in consideration for the forgiveness of $2,400,000 of such borrowings. The balance of the borrowing was repaid during the year ended September 30, 2002.

     We borrowed $700,000 from a former officer of the Company during the year ended September 30, 2002. The borrowings are due on demand and bear interest at 10%.

     In March 2002, a group which included a holder of our Series A Preferred Stock and one of our clearing brokers granted the Company a $2,500,000 line of credit, increased in April 2002 and May 2002 to $2,700,000 and $4,350,000, respectively. At September 30, 2002, our borrowings under the line amounted to $3,082,826.

     Issuance of equity instruments in satisfaction of debt obligation
     -----------------------------------------------------------------

     In September 2002, in consideration of the forgiveness of notes payable to officers aggregating $2,400,000, we issued warrants to purchase 1,479,486 and 923,145 shares of Common Stock to officers, exercisable at $0.00 and $1.80 per share, respectively.

     Issuance of equity for cash
     ---------------------------

     On September 6, 2000, pursuant to an equity line provided by an investment group, we drew down $3,000,000 and issued 333,333 shares of our Common Stock and received net proceeds of $2,850,000. The quantity of shares issued was based upon 94% of the volume weighted average price of our Common Stock for the 22 days prior to the draw.

     On April 2, 2001, we sold 2,027,241 shares of Common Stock in a private placement offering. The Common Stock was issued at $5.50 per share. The private placement offering generated total net proceeds of $10,012,127. In addition, we issued warrants expiring April 1, 2004 to acquire 608,174 shares of our Common Stock at an exercise price of $6.75 per share. We have registered the shares for resale under the Securities Act of 1933, as amended.

     On November 29, 2001, we issued 630 shares of our Series A Convertible Preferred Stock, at a price of $10,000 per share. Each share is convertible at any time into 3,390 shares of our Common Stock. Preferred dividends on the Series A Preferred Stock are cumulative at a rate of 6% per annum for the first eighteen months and 15% thereafter. The purchasers were also issued Series A warrants to purchase 1,601,460 shares of Common Stock at an exercise price of $2.95 per share. The aggregate purchase price of the Preferred Stock and warrants was $6.3 million, of which $3.45 million was paid to us in cash, and $2.75 million was paid by the forgiveness of $2.5 million face amount of the Company`s Senior Subordinated Demand Note issued in August of 2001, plus a 10% premium upon exchange of such note pursuant to its terms.


     Cash Flows

     In 2002, cash used by operating activities during fiscal 2002 was $8,278,756. We had a net loss of $29,051,326 and a decrease in securities sold not yet purchased of $3,731,128 which was largely offset by a decreases in receivables from clearing brokers of $1,178,045, securities owned of $2,748,940 and securities deposits of $1,312,479. Other offsets include non-cash items including depreciation and amortization of $5,894,333, loss on impairment of intangibles of $7,870,110, loss on disposal of leasehold improvements of $1,741,315 and the issuance of warrants of $1,390,569.

     Cash provided by investing activities was $4,138,384 during fiscal 2002. The most significant sources of cash provided by investing activities was the proceeds from the sale of the software.

     Cash provided by financing activities was $3,846,085 during fiscal 2002. Cash provided by financing activities during fiscal 2002 consisted primarily of proceeds from the sale of Preferred Stock of $3,324,291, loans from officers of $900,000, and notes payable of $187,884. In addition, we had capital contributions from and distributions to, the Class B members of the LLC of $446,307 and $1,012,397, respectively.

     Cash used by operating activities during fiscal 2001 was $15,818,426 We had a net loss of $21,024,174 and an increase from other assets of $324,319, receivables from clearing brokers of $1,174,624, loans receivable from related party of $129,126 and a decrease in accounts payable and accrued liabilities of $513,973 which was offset by an increase in other liabilities of $67,288, and non-cash items such as depreciation and amortization of $5,499,922, loss on investments of $703,614 and non-cash compensation/service costs of $779,162.

     Cash used in investing activities was $1,759,660 during fiscal 2001. Uses of cash in fiscal 2001 related to purchases of equipment, software and leasehold improvements made in our facility at 40 Wall Street of $1,759,660. In addition to the cash used in investing activities during the year 2001, we accrued accounts payable relating to purchases of property and equipment of $198,348 during this period.

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

     At September 30, 2002, A.B. Watley has $530,000 of outstanding subordinated loans, under agreements approved by the NASD. These loans are included by A.B. Watley for purposes of computing its net capital under the SEC`s net capital rules. These borrowings by A.B. Watley consist of:

     o a $55,000 non-interest bearing loan and a $125,000 loan bearing interest at 12% from an officer and a stockholder.

     o a $200,000 loan, bearing interest at an annual rate of 15% and a $150,000 loan bearing interest at an annual rate of 13%, from a family member of a former executive officer of the Company


     A.B. Watley is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital both as defined shall not exceed 15 to 1 under the SEC`s net capital rule. Such rule also prohibits "equity capital", including the subordinated loans, from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 or if we would have less than our minimum required net capital. Accordingly, our ability to repay the subordinated loans may be restricted under the net capital rule.

Net Operating Loss Carryforwards

     The Company has net operating loss carryforwards that represent accumulated losses which may be utilized to reduce future taxable income, and thus our tax liabilities for future periods. Our net operating loss carryforwards expire beginning in the year 2013. The issuance of additional equity securities, together with our recent financings and the IPO, could result in an ownership change and, thus, could limit our use of net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. The tax benefits related to the net operating loss carryfowards have been fully reserved for on our consolidated statements of financial condition.

Relevant Accounting Standards

     We generally grant stock options to employees and consultants with an exercise price not less than the fair market value at the date of grant. We account for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognize no compensation expense related to option grants issued to employees at or above the fair market value of the stock. In cases where we grant options to employees below the fair market value of the stock at the date of grant, the difference between the exercise price and the fair market value is treated as compensation expense and amortized over the vesting period of the option, if any. Stock options granted to consultants and others instead of cash compensation are recorded based upon management`s estimate of the fair value of the options or the related services provided and recognized as expense over the vesting period, if any.

     Pro forma information regarding net income (loss) is required under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for all stock option grants on the fair value method.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be required to be amortized. Instead, these assets will be evaluated annually for impairment. We adopted the provisions of SFAS No. 142 at the beginning of fiscal year 2002 in accounting for the acquisition of certain assets of On-Site.

     After our development of the Ultimate Trader II software was completed, we began to market the software to third parties. In accordance with AICPA Statement of Position ("SOP") 98-1, proceeds received from the license of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs are to be applied against the carrying amount of that software. No profit is to be recognized until aggregate net proceeds from licenses and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds are to be recognized in revenue as earned.

Recent Accounting Developments

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial instruments subject to market risk at September 30, 2002 consist of equity securities obtained in exchange for our granting of a software license. The securities were sold in October 2002. In the normal course of business we do not hold significant investments in securities. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not own derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with our clearing brokers, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international licensees, and we do not hold any assets or incur any liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this Item are enumerated in Item 14 and are found following page xxx of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On July 26, 2002, Ernst & Young LLP informed us that it would no longer serve as our independent auditors, and submitted its letter of resignation to us.

     The audit reports of Ernst & Young on our consolidated financial statements as of and for the fiscal years ended September 30, 2001 and September 30, 2000, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During our two fiscal years ended September 30, 2001, and 2000, respectively, and subsequent interim periods through the date of Ernst & Young`s resignation described above, there were no disagreements between us and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Ernst & Young`s satisfaction, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years.

     In a letter to our Board of Directors, Ernst & Young stated: "We believe the Company`s Finance and Accounting department has insufficient resources and expertise to ensure timely and accurate filing of requisite financial and regulatory information." We believe that we are addressing those concerns by addressed these concerns by hiring a consultant as interim Chief Financial Officer and are taking additional steps to ensure timely filings in the future.

     On October 8, 2002, we filed an amendment to our Current Report on Form 8-K relating to the resignation of Ernst & Young as our independent auditors for the purpose of including a letter, dated August 5, 2002, from Ernst & Young to the Securities Exchange Commission pursuant to Item 304(a) of Regulation S-K under the Securities Act of 1933, as amended.

     On August 28, 2002, we engaged Israeloff, Trattner & Co. P.C. ("Israeloff") as our independent public accountants. On October 10, 2002, Israeloff resigned as our independent public accountants.

     Israeloff did not issue a report on the Company`s financial statements during our two most recent fiscal years and any subsequent interim period and, therefore, no report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principle. Furthermore, during the two most recent fiscal years and any subsequent interim period, there were no disagreements with Israeloff within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Israeloff, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

     On October 21, 2002, we engaged Marcum & Kliegman LLP as our new independent public accountants.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning the directors and officers of the Company is contained in the Company`s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the after the close of the fiscal year ended September 30, 2002. Such information is hereby incorporated by reference.

Item 11. Executive Compensation

     Information concerning the directors and officers of the Company is contained in the Company`s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the after the close of the fiscal year ended September 30, 2002. Such information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning the directors and officers of the Company is contained in the Company`s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the after the close of the fiscal year ended September 30, 2002. Such information is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information concerning the directors and officers of the Company is contained in the Company`s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the after the close of the fiscal year ended September 30, 2002. Such information is hereby incorporated by reference.

Item 14. Controls and Procedures

     During the year, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report:

     1. Financial Statements:

          Consolidated Financial Statements of A.B. Watley Group Inc. and subsidiaries

     Report of Independent Auditors

     Consolidated Statements of Financial Condition--Years ended September 30, 2002 and 2001, Consolidated Statements of Operations--Years ended September 30, 2002, 2001 and 2000, Consolidated Statements of Changes in Stockholders` Equity--Years ended September 30, 2002, 2001 and 2000, Consolidated Statements of Cash Flows--Years ended September 30, 2002, 2001 and 2000, Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

          Financial Statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

     (b) Reports on Form 8-K:

     The Company filed a Form 8-K Current Report on August 2, 2002 reporting the resignation of Ernst & Young LLP as the Company`s independent auditors. The Company amended this report on August 8, 2002.

     The Company filed a Form 8-K Current Report on August 29, 2002 reporting the appointment of Israeloff, Trattner & Co., P.C. as the Company`s independent auditors.

     The Company filed a Form 8-K Current Report on October 16, 2002 reporting the resignation of Israeloff, Trattner & Co., P.C. as the Company`s independent auditors.

     The Company filed a Form 8-K Current Report on October 25, 2002 reporting the appointment of Marcum & Kliegman LLP as the Company`s independent auditors.

     (c). Exhibits.
     -------------

         Exhibit
         No.        Description
         ---        -----------

          3.1 Restated Certificate of Incorporation of the Company and form of amendment thereto.*

          3.2       By-Laws of the Company, as amended.*

          4.1       Specimen Common Stock Certificate.*

          4.2       Form of Underwriter`s  Warrant Agreement,  including Form of
                    Warrant Certificate.*

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

          10.27     Employment  Agreement  dated as of June 18, 1999 between the
                    Company and Joseph Ramos.

          10.28 Employment Agreement dated as of September 1, 1999 between the Company and Peter Wigger.

          10.29     2000 Stock Option Plan.****

          10.30     Agreement,  dated November 1, 2001, by and among A.B. Watley
                    Group Inc. and On-Site Trading, Inc. *****

          10.31 Employment Agreement, dated as of November 2, 2001, between the Company and Gary Mednick.

          10.32     Series  A  Convertible Preferred Stock Purchase Agreement dated
                    November  2001  for the sale of 630 shares of Series A Redeemable
                    Convertible  Preferred  Stock

          10.33     Intentionally omitted.

          10.34     Master  Subordination,  Waiver,  Release  and  Indemnification
                    Agreement  entered  on  March  27,  2002.  ******

          10.35     Promissory Note in the amount of $1,600,000 entered between A.B.
                    Watley Group Inc. and Penson Financial Services, Inc. dated March
                    27,  2002.  ******

          10.36     Promissory  Note in the amount of $900,000 entered between A.B.
                    Watley  Group  Inc. and DMG legacy Institutional Fund LLC and DMG
                    Legacy  Fund  LLC  dated  March  27,  2002.  ******

          10.37     First  Amendment to Promissory Note entered between A.B. Watley
                    Group  LLC  and  Penson Financial Services Inc. dated April 2002.
                    ******

          10.38     Second Amendment to Promissory Note entered between A.B. Watley
                    Group  LLC  and  Penson  Financial  Services Inc. dated May 2002.
                    ******

          10.39     Non-Exclusive Perpetual License of proprietary software between
                    E*Trade  and  the  Company  dated  April  2002.  ******

          10.40     Asset  Purchase  Agreement entered into with Integrated Trading
                    Solutions,  Inc.  dated  July  2002.

          10.40A    License Agreement entered into Integrated Trading Solutions,
                    Inc dated July 2002.

          10.41     Senior  Subordinated Demand Note entered into with SDS Merchant
                    Fund,  L.P.  whereby the Company borrowed $2,500,000 dated August
                    30,  2001

          10.42     Equity  line entered into with investment group dated September
                    6,  2000  in  the  amount  of  $3,000,000.  *******

          10.43     Employment  Agreement entered with Steven Malin dated September
                    2002.

          10.44     Employment  Agreement entered with Robert Malin dated September
                    2002.

          10.45     Employment  Agreement  entered  with John Amore dated September
                    2002.

          10.46     Amendment to the Fully Disclosed Clearing Agreement between
                    Penson Financial Services, Inc. and A.B. Watley, Inc.

          10.47     Amended and Restated Promissory Note between A.B. Watley Group,
                    Inc. and Penson Financial Services, Inc. dated July 2002.

          10.48     First Amendment to Master Agreement and First Amendment to
                    Software Security Agreement dated as of April 2002******

          10.49     Second Amendment to the Master Subordination, Waiver,
                    Release and Indemnification Agreement, dated as of May 2002. ******

          10.50     Third Amendment to the Master Subordination, Waiver,
                    Release and Indemnification Agreement, dated as of May 2002. ******

          99.1 Certification by Steven Malin, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification by Robert Malin, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

          * Filed as an exhibit to the Company`s Registration Statement on Form SB-2 (File No. 333-71783) and hereby incorporated by reference herein.

          **        Filed as an exhibit to the  Company`s  Annual Report on Form
                    10-KSB for the year ended September 30, 1999 and hereby incorporated by reference herein.

          *** Filed as an exhibit to the Company`s Registration Statement on Form S-8 (File No. 333-35340) and hereby incorporated by reference herein.

          **** Filed as an exhibit to the Company`s Registration Statement on Form S-8 (File No. 333- 67014) and hereby incorporated by reference herein.

          *****     Filed as an exhibit to the Company`s  Current Report on Form
                    8-K filed on November 16, 2001.

          ****** Filed as an exhibit to the Company`s Quarterly Report on Form 10-Q for the quarter ending March 31, 2002.

          ******* Filed as an exhibit to the Company`s Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.

                                       28

                             A.B. Watley Group Inc.
                        Consolidated Financial Statements
                  Years Ended September 30, 2002, 2001 and 2000

                                    Contents



Report of Independent Auditors                                                                     F-2
Report of Independent Auditors                                                                     F-3
Consolidated Statements of Financial Condition as of September 30, 2002 and 2001                   F-4
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000        F-5
Consolidated Statements of Changes in Stockholders` Deficit for the Years Ended                    F-6
       September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000        F-7
Notes to Consolidated Financial Statements                                                         F-9

                          Independent Auditors` Report
                          ----------------------------


The Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the accompanying balance sheet of A.B. Watley Group Inc. as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders` deficit, and cash flows for the year ended September 30, 2002. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.B. Watley Group Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management`s plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/ Marcum & Kliegman LLP
January 15, 2003

Independent Auditors` Report
----------------------------




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the accompanying consolidated statement of financial condition of A.B. Watley Group Inc. (the "Company") as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders` equity and cash flows for the years ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.B. Watley Group Inc. as of September 30, 2001, and the consolidated results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.



                                                          /s/ Ernst & Young LLP

New York, New York
January 11, 2002

                             A.B. Watley Group Inc.
                 Consolidated Statements of Financial Condition


                                                                                             September 30,      September 30,
                                                                                                 2002               2001
                                                                                             ------------       ------------
Assets:
Cash and cash equivalents                                                                    $    213,766       $    508,053
Restricted cash                                                                                   292,565            500,334
Receivables from clearing brokers                                                               1,028,588          2,294,533
Securities owned at market value                                                                2,145,472            343,434
Property and equipment, net of accumulated depreciation
         of $5,317,435 and $8,659,868                                                           2,889,711         14,806,945
Loans receivable from related party                                                               258,226            257,197
Security deposits                                                                                 132,001          1,444,480
Other assets                                                                                       76,291          1,377,700
                                                                                             ------------       ------------
Total Assets                                                                                 $  7,036,620       $ 21,532,676
                                                                                             ============       ============

Liabilities and Stockholders` (Deficit) Equity:
Accounts payable and accrued liabilities                                                        8,409,141          8,514,557
Accrued liabilities to LLC Class B Members                                                      2,492,310                 --
Securities sold not yet purchased                                                                      --            372,545
Notes payable to officers                                                                         700,000          4,350,000
Notes payable - other                                                                           3,282,826          3,437,323
Subordinated borrowings - other                                                                   350,000            350,000
Subordinated borrowings from officer                                                              180,000            180,000
Lease obligations                                                                               1,524,195          1,396,060
                                                                                             ------------       ------------
                                                                                               16,938,472         18,600,485
                                                                                             ------------       ------------


Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized and 630 and 0 issued and outstanding at September 30, 2002 and 2001, respectively and
  accrued dividends (liquidation preference  - $6,300,000)                                      6,926,487                 --
                                                                                             ------------       ------------

Stockholders` (Deficit) Equity:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and none issued and
   outstanding at September 30, 2002 and September 30, 2001                                            --                 --
Common Stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2002 and September 30, 2001, respectively, 12,508,852 and 10,995,796 issued
   and outstanding at September 30, 2002 and September 30, 2001                                    12,509             10,996
Additional paid-in capital                                                                     45,819,569         37,224,984
Option costs                                                                                      (32,663)          (267,798)
Deferred compensation costs                                                                            --           (459,563)
Accumulated deficit                                                                           (62,627,754)       (33,576,428)
                                                                                             ------------       ------------
Total Stockholders` (Deficit) Equity                                                          (16,828,339)         2,932,191
                                                                                             ------------       ------------
Total Liabilities and Stockholders` (Deficit) Equity                                         $  7,036,620       $ 21,532,676
                                                                                             ============       ============

                See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Operations



                                                                                              Years Ended
                                                                           --------------------------------------------------
                                                                           September 30,      September 30,      September 30,
                                                                               2002               2001               2000
                                                                           ------------       ------------       ------------
Revenues:
Commissions                                                                 $15,900,261        $18,887,752        $32,968,193
Data service fees                                                               462,469          1,297,117          2,015,396
Principal transactions                                                        2,533,998          3,196,844          5,689,695
Sale of software income                                                       3,908,308                 --                 --
Interest and other income                                                     3,378,252          2,084,009          2,073,190
Interest income - related parties                                                    --              6,180              6,180
                                                                           ------------       ------------       ------------
Total revenues                                                               26,183,288         25,471,902         42,752,654

Interest expense                                                              2,678,712            852,967            373,354
Interest expense - related parties                                              392,841            398,117             71,417
                                                                           ------------       ------------       ------------
Net revenues                                                                 23,111,735         24,220,818         42,307,883

Expenses and other charges:
Commissions, floor brokerage, and clearing charges                           12,048,982         10,572,220         20,605,576
Employee compensation and related costs                                      10,674,346         12,686,615         11,802,131
Communications                                                                2,882,953          2,210,056          1,877,709
Business development                                                            485,993          2,345,696          8,569,200
Professional services                                                         3,679,184          3,698,724          1,726,598
Occupancy and equipment costs                                                 5,845,238          6,309,997          4,671,865
Depreciation and amortization                                                 5,894,333          5,499,922          1,583,954
Other expenses                                                                1,681,751          1,189,451          1,007,442
Loss on impairment of intangibles                                             7,870,110                 --                 --
Loss on investments                                                                  --            703,614            256,386
Abandonment of leasehold improvements                                         1,741,315                 --                 --
Minority interest applicable to LLC Class B members                            (899,869)                --                 --
                                                                           ------------       ------------       ------------
Total expenses                                                               51,904,336         45,216,295         52,100,861
                                                                           ------------       ------------       ------------

Loss before income taxes and extraordinary item                             (28,792,601)       (20,995,477)        (9,792,978)
Income tax provision                                                              8,725             28,697             53,913
                                                                           ------------       ------------       ------------

Loss before extraordinary item                                              (28,801,326)       (21,024,174)        (9,846,891)
Extraordinary loss on extinguishment of debt                                   (250,000)                --                 --
                                                                           ------------       ------------       ------------
Net loss                                                                    (29,051,326)       (21,024,174)        (9,846,891)
                                                                           ============       ============       ============
Basic and diluted loss per common share:

Loss before extraordinary item                                            $ (28,801,326)     $ (21,024,174)      $ (9,846,891)
       Deemed dividend to preferred shareholders - beneficial conversion     (1,639,797)
       Deemed dividend to preferred shareholders - accretion of redemption   (1,959,617)
       Preferred stock dividends                                               (315,000)
                                                                           ------------      -------------       ------------
Loss before extraordinary item attributable to common shareholders          (32,715,740)       (21,024,174)        (9,846,891)
       Extraordinary loss on extinguishment of debt                            (250,000)
                                                                           ------------      -------------       ------------
Net loss attributable to common shareholders                              $ (32,965,740)     $ (21,024,174)      $ (9,846,891)
                                                                           ============      =============       ============


Loss before extraordinary item                                           $        (2.62)     $       (2.13)      $      (1.21)
Extraordinary item                                                       $        (0.02)     $           -       $          -
Basic and diluted loss per share                                         $        (2.64)     $       (2.13)      $      (1.21)

Weighted average shares outstanding                                          12,508,852          9,888,597          8,122,393



See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
             Statement of Changes in Stockholders` Equity (Deficit)

                                    Common Stock Issued
                                    -------------------
                                   Shares     Par Value      Additional     Unamortized     Deferred      Accumulated     Total
                                                              Paid-in      Option Costs   Compensation      Deficit
                                                              Capital
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at September 30, 1999      7,931,745        $7,932   $18,661,749      ($121,331)            --    ($2,705,363)  $15,842,987
Issuance of common stock             866,345           866     6,091,127             --             --             --     6,091,993
Option cost - net                         --            --            --         28,000             --             --        28,000
Net loss                                  --            --            --             --             --     (9,846,891)   (9,846,891)
Other                                     --            --        61,697             --             --             --        61,697
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------

Balance at September 30, 2000      8,798,090        $8,798   $24,814,573       ($93,331)            --   ($12,552,254)  $12,177,786
Issuance of common stock           2,197,706         2,198    10,997,219             --             --             --    10,999,417
Deferred stock based
   compensation                           --            --       555,182             --       (555,182)            --            --

Amortization deferred
   compensation                           --            --            --             --         95,619             --        95,619

Warrants issued to                        --            --       369,083             --             --             --       369,083
   non-employees
Option cost - net                         --            --       488,927      ($174,467)            --             --       314,460
Net loss                                  --            --            --             --             --    (21,024,174)  (21,024,174)
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at September 30, 2001     10,995,796       $10,996   $37,224,984      ($267,798)      (459,563)  ($33,576,428)   $2,932,191
Issuance of common stock
   -On-Site                        1,513,056         1,513     5,158,011             --             --             --     5,159,524
Amortization deferred                     --            --            --             --        459,563             --       459,563
   compensation
Deemed dividend preferred                 --            --     1,959,617             --             --             --     1,959,617
   stock - redemption feature
Accretion of deemed dividend
   preferred stock                        --            --    (1,959,617)            --             --             --    (1,959,617)
Forgiveness of receivables to
   related parties                        --            --       (39,000)            --             --             --       (39,000)
Forgiveness of notes payable
   to officers and related
   parties                                --            --     2,400,000             --             --             --     2,400,000
Dividends accrued on preferred
   stock                                  --            --      (315,000)            --             --             --      (315,000)
Warrants issued to consultants            --            --       184,894             --             --             --       184,894
Warrants issued to preferred
   stockholder in connection
   with credit line provided              --            --     1,045,367             --             --             --     1,045,367
Warrants issued in exchange
   for debt                               --            --            --             --             --             --            --
Amortization of bridge loan
   warrants                               --            --       349,447        202,467             --             --       551,914
Option cost-net                           --            --            --         32,668             --             --        32,668
Issuance costs related to
   preferred stock                        --            --      (189,134)            --             --             --      (189,134)
Net loss                                  --            --            --             --             --    (29,051,326)  (29,051,326)
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Balance at September 30, 2002     12,508,852       $12,509   $45,819,569       ($32,663)  $         --   ($62,627,754) ($16,828,339)
                                ============  ============  ============   ============   ============   ============  ============


                See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Cash Flows

                                                                 Years Ended
                                                ------------------------------------------------
                                                September 30,    September 30,      September 30,
                                                    2002              2001              2000
                                                ------------      ------------      ------------
Cash flows used in operating activities:
Net loss                                        $(29,051,326)     $(21,024,174)      $(9,846,891)
Adjustments to reconcile net loss to net
cash used in
   Operating activities:

        Non-cash compensation and service
        costs                                        459,563           779,162            94,697
        Options costs                                235,135                --                --
        Penalties-preferred stock                    311,487                --                --
        Issuance of warrants                       1,390,569                --                --
        Minority interest
        applicable to LLC Class
        B members                                   (899,869)               --                --
        Loss on investments                               --           703,614           256,386
        Depreciation and amortization              5,894,333         5,499,922         1,583,954
        Loss on impairment of intangibles          7,870,110                --                --
        Loss on extinguishment of debt               250,000                --                --
        Loss on disposal of leasehold
        improvements                               1,741,315                --                --
        Changes in assets and liabilities:
        (Increase) decrease in operating
        assets:
                 Restricted cash                     207,769            31,098           (17,679)
                 Receivables from clearing
                 brokers                           1,178,045        (1,174,624)         (493,621)
                 Securities owned                  2,748,940            47,727          (176,780)
                 Loans receivable from
                 related party                        (1,029)         (129,126)           (6,180)
                 Security deposits                 1,312,479            27,427                --
                 Other assets                        833,598          (324,319)       (1,037,957)
        Increase (decrease) in operating
        liabilities:
                 Accounts payable and
                 accrued liabilities                 843,118          (513,973)        3,523,449
                 Securities sold, not yet
                 purchased                        (3,731,128)          191,552           124,801
                 Leasehold
                 obligations                         128,135            67,288           535,275
                                                ------------      ------------      ------------
Net cash used in operating activities             (8,278,756)      (15,818,426)       (5,460,546)
                                                ------------      ------------      ------------

Cash flows provided by (used in)
investing activities:
Purchases of property and equipment                 (261,930)       (1,759,660)       (8,732,590)
Proceeds of sale of
software license                                   4,400,314                --                --
Purchase of investments                                   --                --          (875,000)
                                                ------------      ------------      ------------
Net cash provided by (used in) investing
activities                                         4,138,384        (1,759,660)       (9,607,590)
                                                ------------      ------------      ------------

Cash flows from financing activities:
Proceeds from sale of common stock                        --        10,012,127         2,850,000
Proceeds from sale of preferred stock              3,324,291                --                --
Proceeds from exercised stock options                     --           987,290         1,281,993
Proceeds from exercised stock warrants                    --                --         1,960,000
Proceeds of notes payable                            187,884         2,500,000                --
Payments of notes payable                                 --          (790,938)         (485,487)
Proceeds from notes payable to officer               900,000           850,000         3,500,000
Payment of capital lease obligations                      --          (559,090)         (257,852)
Proceeds from obligations under capital
leases                                                    --                --         2,047,410
Capital distribution to LLC Class B members       (1,012,397)               --                --
Capital contribution by LLC Class B members          446,307                --                --
Repayment of bank loan                                    --            (3,333)          (36,667)
                                                ------------      ------------      ------------
Net cash provided by financing activities          3,846,085        12,996,056        10,859,397
                                                ------------      ------------      ------------

Net decrease in cash and cash equivalents           (294,287)       (4,582,030)       (4,208,739)
Cash and cash equivalents at beginning of
period                                               508,053         5,090,083         9,298,822
                                                ------------      ------------      ------------
Cash and cash equivalents at end of period          $213,766          $508,053        $5,090,083
                                                ============      ============      ============

See notes to consolidated financial statements.

                                      F-7

                             A.B. Watley Group Inc.

                      Consolidated Statements of Cash Flows
                                   (continued)

                                                                              Years Ended
                                                            ----------------------------------------
                                                            September 30,    September 30, September 30,
                                                                2002             2001         2000
                                                            ------------     ------------   --------
Supplemental non-cash financing activities
     and disclosure of cash flow information:
Exchange of  property and equipment in payment of
operating expenses                                          $         --     $    198,348   $625,870
                                                            ============     ============   ========
Issuance of notes payable in payment of operating
expenses                                                    $    225,714     $         --   $     --
                                                            ============     ============   ========
Discharge of note payable in exchange for software          $  2,150,000     $         --   $     --
                                                            ============     ============   ========
Accrual of Preferred stock dividends                        $    315,000     $         --   $     --
                                                            ============     ============   ========
Exchange of subordinated debt for preferred stock           $  2,500,000     $         --   $     --
                                                            ============     ============   ========
Deemed dividend to preferred shareholders -beneficial
conversion                                                  $  1,639,797     $         --   $     --
                                                            ============     ============   ========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                          $  1,959,617     $         --   $     --
                                                            ============     ============   ========
Net assets of On-Site acquired by the issuance of
common stock                                                $  5,703,000     $         --   $     --
                                                            ============     ============   ========

Issuance of warrants in forgiveness of debt                 $  2,400,000     $         --   $     --
                                                            ============     ============   ========

Discharge of debt in exchange for software                  $  1,268,015     $         --   $     --
                                                            ============     ============   ========

Cash paid for:

               Interest                                     $    366,841     $    539,627   $316,800
                                                            ============     ============   ========
               Taxes                                        $         --     $     15,456   $ 40,425
                                                            ============     ============   ========


                See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements




1. Organization and Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley"), Integrated Clearing Solutions, Inc. ("Integrated") and ABW TRADING, LLC ("LLC") operating as one integrated business segment. LLC ceased operations on June 18, 2002. ABWG is a Delaware corporation organized on May 15, 1996.

     A.B. Watley and Integrated are registered broker-dealers with the Securities and Exchange Commissions ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, as well, as institutional block trading. Integrated is an introducing broker-dealer conducting sales of mutual funds to institutional customers. A.B. Watley and Integrated clear all transactions through clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley and Integrated are exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

     LLC was a registered broker-dealer and a member of the Philadelphia Stock Exchange and was acquired by the Company in November 2001. ABWG is the Class A managing member of LLC. LLC was formed as a means for registered professionals to engage in proprietary trading utilizing the LLC`s funds. As the managing member, ABWG managed the operations of LLC and received trading fees from the Class B members, who are the registered professionals. LLC cleared all transactions through a clearing broker. Accordingly, LLC was also exempt from Rule 15c3-3 of the Securities Exchange Act of 1934. On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business operations.

     On April 3, 2002, the Company received a determination letter from the NASD Listing Qualifications Panel that the Company`s request for continued listing on the NASD National Market was denied. In accordance with such denial, the Company`s Common Stock was delisted from the NASDAQ Stock Market effective with the open of business, April 4, 2002 (the "Delisting Date").



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


     Trading volume has significantly decreased and the Company has lost customers in its direct access business. To respond to its liquidity and capital resource needs management has implemented various cost cutting initiatives including renegotiating its clearing agreements at more favorable rates, restructuring its software license with E*Trade Group, Inc. and the sale of its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property. The Company is also looking into more traditional lines of business such as fixed income and equity capital markets, as well as the feasibility of expanding its existing business to attract active traders and hedge funds. As a further fund raising alternative, the management of ABWG may seek to raise additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

3. Basis of Presentation

     The consolidated financial statements include the accounts of ABWG and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to the current year`s presentations.

     Cash and Cash Equivalents:
     --------------------------

Cash and cash equivalents include highly liquid instruments with original maturities of less than three months held by one global financial institution.



     Restricted Cash:
     ----------------

Restricted cash consists of cash on deposit at financial institutions securing letters of credit and lines of credit.


     Securities Transactions, Revenues, and Related Expenses:
     --------------------------------------------------------

     Securities transactions and related revenues and expenses, including commissions, revenues and expenses, are recorded on a trade date basis. Data service revenues are recorded as the services are provided.


     Securities owned and Securities Sold, Not Yet Purchased:
     --------------------------------------------------------

     Securities owned and securities sold, not yet purchased are stated at market or fair values, with resulting unrealized gains and losses reflected in the statement of operations. Market value is generally based on listed market prices. If listed market prices are unattainable, fair values are determined based on other relevant factors including broker or dealer price quotes.


     Property and Equipment:
     -----------------------

     Computer equipment, software, and furniture and fixtures are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are carried at cost and are amortized on a straight-line basis over the lesser of the life of the improvement or the term of the lease.


     Use of Estimates:
     -----------------

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Stock Options:
     --------------

     The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock Issued to Employees". In cases where the Company grants options below the fair market value of the stock at the date of grant, the difference between the strike price and the fair market value is treated as compensation expense and amortized over the vesting period of the option. Stock options granted to consultants and others in lieu of cash compensation are recorded based upon management`s estimate of fair value of the options or the related services provided and expensed in the same period and in the same manner as if the Company had paid cash for the services instead of paying with or using the stock options.


     Fair Value of Financial Instruments:
     ------------------------------------

Substantially all of the Company`s financial instruments are carried at fair value or at amounts approximating fair value.

     Business Development:
     ---------------------

     The Company expenses all promotional costs as incurred. Advertising production costs are expensed when the initial advertisement is run. Costs of advertising are expensed as the services are received. Substantially all business development costs relate to advertising.


     Income Taxes:
     -------------

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Interest and Other Income:
     --------------------------

Included in interest and other income is for the year ended September 30, 2002 $507,472 for settlements with vendors for which the Company was the beneficiary.

     Internally Developed Software:
     ------------------------------

     The Company accounts for internally developed software in accordance with the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Proceeds received from the license or sale of the computer software, net of direct incremental costs of marketing, such as commissions, software reproduction costs, warranty and service obligations, and installation costs, will be applied against the carrying amount of that software. No profit will be recognized until aggregate net proceeds and amortization have reduced the carrying amount of the software to zero. Subsequent proceeds will be recognized in revenue as earned.

     Accounting Developments:
     ------------------------

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

     Management   does  not   believe   that  the   adoption  of  any  of  these
pronouncements will have a material effect on the consolidated financial statements.

4.   Net Capital Requirement

     A.B. Watley and Integrated are subject to the SEC`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined. Integrated is required to maintain minimum net capital of $5,000 or 6-2/3% of aggregate indebtedness as defined.

     As of September 30, 2002, A.B. Watley had a net capital deficit of $301,523. This deficiency was cured in October 2002.

     Integrated had $27,757 of net capital in excess of its minimum requirements at September 30, 2002,

5. Financial Instruments with Off Balance Sheet Risk and Concentrations of Credit Risk

     Pursuant to clearance agreements, the clearing and depository operations for the Company and its customers` securities transactions are provided by clearing broker-dealers. The Company has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by the Company. The Company, through its clearing brokers, seeks to control the risks associated with these activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. As of September 30, 2002, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $750,000.

     The Company may at times maintain positions in equity securities on both a long and short basis. While long positions represent the Company`s ownership of securities, short positions represent obligations of the Company. Accordingly, both long and short positions may result in gains or losses to the Company as market values of securities fluctuate. To manage the risk of losses, the Company marks long and short positions to market daily and continuously monitors the market fluctuations.

     Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off balance sheet risk, as the Company`s ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the Statement of Financial Condition. Securities positions are monitored on a daily basis to minimize the risk of loss.

6.   Property and Equipment

                                                  September 30,  September 30,
                                                      2002           2001
                                                  ------------   ------------

Computer equipment                                $    751,836   $  5,654,754
Software                                             4,793,939     11,615,793
Furniture, fixtures and leasehold improvements       2,661,370      6,196,266
                                                  ------------   ------------
                                                     8,207,145     23,466,813
Less: Accumulated depreciation and amortization     (5,317,434)    (8,659,868)
                                                  ------------   ------------
Property and equipment, at cost, net              $  2,889,711   $ 14,806,945
                                                  ============   ============

     Depreciation and amortization expense for the years ended September 30, 2002, 2001, 2000 was $5,894,333, $5,499,922 and $1,583,954, respectively.

     As of September 30, 2002, there is no equipment purchased under capital lease included in computer equipment. Included in computer equipment as of September 30, 2001, is equipment purchased under capital leases of $2,047,410, which secured the capital lease obligations of $1,230,468.

     At September 30, 2002 and 2001 substantially all software represents software developed for internal use. For the years ended September 30, 2002 and 2001, the Company amortized $3,938,365 and $4,050,961 of capitalized software developed for internal use. During 2001, the Company began marketing its internally developed software to third parties. During 2002, the Company`s proprietary trading software was sold.

7.   Sale of Software

     In April 2002, the Company granted to E*TRADE a non-exclusive perpetual license of the Company`s proprietary software for a one-time flat fee of $5,000,000, payable in cash ($2.6 million) and E*TRADE stock ($2.4 million, or 474,500 shares). All of the E*trade stock has been sold with the proceeds used for working capital purposes. Of the total proceeds, $3,809,000 has been recorded in the Consolidated Statement of Financial Condition, as a reduction of property and equipment in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. The remaining balance of proceeds of $1,191,000 has been recorded in the Consolidated Statement of Operations as Sale of Software Income.

     In July 2002, the Company sold its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property, to an affiliate of one of its clearing brokers. The sale included all proprietary software that displays market quotation, news, and other information analysis; order entry including the initiation and transmission of trading orders and position management and any applications that provide real time and historical market prices. In consideration for the trading technology software, the Company`s clearing broker agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by the Company to the clearing broker. As part of the agreement, the Company obtained a perpetual nonexclusive, license to continue to use the software, including the right to sublicense the software. Under the terms of the agreement, the Company was granted the right to use the software royalty free until July 31, 2005, and for a nominal per user per month fee thereafter, as defined. The Company also received a more favorable clearing agreement, which will remain in effect until July 31, 2007. The asset purchase agreement also provides for a future reduction of indebtedness of approximately $2,100,000 from its clearing broker provided that over a 36-month period beginning after July 31, 2002, that the Company has paid its clearing broker $5,000,000 in clearing fees or raised at least $4,000,000 in new equity capital. In order for the new capital to be considered towards the reduction in indebtedness, the agreement requires that there be no cash payments or mandatory redemptions affecting the principal amount prior to 18-months after July 31, 2002. All of the proceeds from the sale of software have been recorded in the Consolidated Statement of Operations as Sale of Software Income.

8.   Acquisition of On-Site Trading, Inc.

     In an effort to increase its customer base and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October 1, 2001, the Company acquired the customer lists and certain other On-Site assets and liabilities (the retail business), including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (the proprietary trading business) which was subsequently renamed ABW TRADING, LLC. Since the acquisition, the retail business and proprietary trading business have operated as one reporting unit. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares (which was later reduced by 361,944) of its Common Stock to On-Site. Of these shares, 937,500 shares were delivered at closing and 106,806 shares ("Escrow Shares") are being held in escrow to be released to the sellers of On-Site at a later date. The remaining 468,750 shares are being held in escrow and are deliverable on a pro rata basis upon the Company achieving certain post-acquisition levels of revenues as defined in the agreement. As of September 30, 2002, approximately 205,000 of such shares have been earned by On-Site.

     The final purchase price reflects the issuance of 1,513,056 shares at a purchase price of $3.41 per share. The $3.41 per share price was determined by calculating the weighted average share price of the Company`s Common Stock for the 3 days prior and 3 days subsequent to the date of the acquisition of On-Site. The excess purchase price of $8,584,000 over the fair value of the net liabilities acquired of $2,881,000 was allocated to "Intangibles" representing the retail business customer lists acquired.

     The purchase price of $5,703,000, including expenses of $543,000, was allocated to the net assets acquired as follows:

                                                                     Net Assets
                                                                      Acquired
Securities owned, at market value ........................           $ 4,551,000
Intangibles ..............................................             8,584,000
Other assets .............................................               265,000
                                                                     -----------
Total assets .............................................            13,400,000

Securities sold, but not yet purchased ...................             3,358,000
Other liabilities ........................................               381,000
Minority interest ........................................             3,958,000
                                                                     -----------
Total liabilities ........................................             7,697,000
                                                                     -----------
Net assets acquired ......................................           $ 5,703,000
                                                                     ===========

     The following pro forma information for the year ended September 30, 2001, gives effect to the Company`s acquisition of certain assets of On-Site, primarily customer lists and its interest in the broker-dealer subsidiary; the assumption of certain liabilities of the business; and the issuance of Common Stock, as if it occurred on October 1, 2000. Pro forma information for the year ended September 30, 2002 is not required since the Company became the introducing broker for On-Site as of October 1, 2001 and as such, the Consolidated Statement of Operations for the 2002 fiscal year reflect the associated commission revenues and expenses related to the On-Site acquisition.



                                                           For the twelve
                                                            months ended
                                                           September 30,
                                                                2001
                                                          ----------------
      Net revenues                                             $62,672,021
                                                          ================
      Net loss applicable to common stockholders              ($29,411,546)
                                                          ================

      Weighted average number of shares outstanding             11,401,653
                                                          ================

      Per share:
      Net loss applicable to common stockholders                    ($2.58)
                                                          ================

     This pro forma information does not purport to be indicative of what would have occurred had the acquisition been completed as of October 1, 2000, or of the results which may occur in the future.

     On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business`s operations as a result of declining revenues. On June 18, 2002, LLC withdrew its broker dealer registration and therefore was unable to continue trading activities. The remaining liability to the LLC Class B members as of September 30, 2002, was approximately $2,492,310 and is included in the accompanying Consolidated Statement of Financial Condition as "Accrued Liabilities to LLC Class B Members".

     The Intangibles associated with the acquisition were being amortized on a straight-line basis over a period of thirty-six months. The Company recognized three months of amortization expense approximating $715,000 during the year ended September 30, 2002.

     The Company continues to operate the retail business, however the customer base deteriorated significantly since its acquisition and revenues from operations have declined. Management believes that the deterioration is attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations that resulted in a permanent impairment in the value of the intangibles assets acquired since the customer list acquired from On-Site has been determined to have minimal future value. Therefore, as of September 30, 2002, the Company recorded a charge to operations of $7,870,110 to write off the remaining carrying value of Intangibles. For the quarters ended December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002 net commissions earned from the retail business were $925,000, $901,000, $228,000 and $88,000, respectively.


9.   Redeemable Convertible Preferred Stock

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

     The aggregate purchase price of the Preferred Stock and the warrants of $6,300,000 was allocated to the Preferred Stock with a value of $4,340,383 and the balance of $1,959,617 was attributed to the fair market value of the warrants. In connection with this transaction, the Company issued Preferred Stock and received cash proceeds of $3,324,291 (net of issue costs) and exchanged a note payable in the amount of $2,500,000 ("Senior Subordinated Demand Note") for $2,750,000 plus accrued interest. The premium of $250,000 was recorded as an extraordinary loss on the extinguishment of debt in December 2001. The discount associated with the value of the warrants was accreted over a ten-month period through September 30, 2002, the date the redemption waiver expired. As of September 30, 2002, the discount has been amortized in the amount of $1,959,617.

     The Company recorded a deemed dividend of $1,639,797, in the first quarter of 2002, relating to the beneficial conversion feature of the Preferred Stock, after taking into account the value of the warrants issued. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders` deficit as offsetting charges and credits to additional paid-in capital. In recognition of the redemption features of the Preferred Stock, the Company excluded the Preferred Stock from stockholders` deficit in the accompanying consolidated financial statements.

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issueable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of September 30, 2002, liquidated damages of approximately $311,000 were accrued to the preferred holders.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. For the year ended September 30, 2002, dividends of $315,000 were accrued for the Preferred Stock. The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the Common Stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Agreement. Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock upon the occurrence of certain events, the Company has excluded the Preferred Stock from Stockholders` Deficit in the accompanying Consolidated Statement of Financial Condition. The holders of the Preferred Stock have waived their Redemption Right and have agreed to amend the Certificate to provide that the Company has until September 30, 2002 to (a) file the Registration Statement and (b) to be listed on any of the NASDAQ National Market, the NASDAQ SmallCap Market, the OTC Bulletin Board, the New York Stock Exchange, Inc. or the American Stock Exchange, Inc. Although, the waiver has not been amended or extended, to date, no redemption notice has been received by the Company from any of its Preferred Stockholders.

     The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company`s Common.


10.  Notes and Loans Payable

a) Notes Payable - Officers
   ------------------------

     As of September 30, 2002 and 2001, notes payable to officers consisted of the following:

                                     2002
                                     ----
                                              Principal            Interest
  Effective Date          Maturity Date         Amount               Rate
  --------------          -------------         ------               ----
    10/01/01                10/01/02           500,000                 10%
    02/02/02              On demand            200,000                 10%
                                           -----------
                                              $700,000
                                           ===========

                                     2001
                                     ----
                                              Principal         Interest
 Effective Date          Maturity Date         Amount              Rate
 --------------          -------------         ------              ----
 11/30/00                   11/29/02          $300,000              7%
 02/25/01                   02/25/02           950,000             10%
 02/25/01                   02/25/02           950,000             10%
 02/25/01                   02/25/02           950,000             10%
 02/25/01                   02/25/02           950,000             10%
 03/16/01                   03/16/02           125,000             10%
 03/16/01                   03/16/02           125,000             10%
                                           -----------
                                            $4,350,000
                                           ===========

     The outstanding loans payable at September 30, 2002 were made to a person who is no longer an officer of the Company.

     As of September 30, 2002 and 2001, interest payable related to these notes payable to officers was $70,000 and $283,679 respectively. The notes payable to officers are subordinated to the lines of credit granted by the holders of the Company`s Preferred Stock. The note payable scheduled to mature on October 1, 2002 has not been repaid and the maturity date has not been extended.

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

b) Loans Payable - Other
   ---------------------

                                                 September 30,   September 30,
                                                     2002            2001
                                                  ----------      ----------
Line of Credit                                    $3,082,826      $       --
Loans Payable - other                                200,000         577,323
Senior Subordinated demand note                           --       2,500,000
New York Community Investment Company                     --         360,000
                                                  ----------      ----------
                                                  $3,282,826      $3,437,323
                                                  ==========      ==========

     In February 2002, the Company borrowed $200,000 from a third party with interest payable at a rate of 10% per annum. The loan has a stated maturity of October 26, 2002.

     In March 2002, one of the holders of the Company`s Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company`s Common Stock at an exercise price of $.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company`s Common Stock at an exercise price of $.918 a share. The fair value of the warrants were amortized and recorded as interest expense. As of September 30, 2002, the Company has borrowed $3,082,826 under this commitment. As of September 30, 2002 the Company has accrued interest payable of $205,000. The loan is collateralized by the assets of the Company as defined in the loan agreement.

     In January 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC"). At September 30, 2002, the loan of $360,000 was repaid in full.

     In August 30, 2001,  the Company  obtained a  $2,500,000  loan (the "Senior
Subordinated Demand Note") bearing interest at an annual rate of 6% due on demand. The loan was redeemed and converted to Series A Convertible Preferred Stock on November 29, 2001.

     As of September 30, 2001, the Company had notes payable of $577,323 to two vendors for the purchase of software licenses. The loans were repaid during 2002.


11.  Subordinated Borrowings

     Subordinated borrowings are covered by agreements approved by the NASD and are included by A.B. Watley for purposes of computing net capital under the Net Capital Rule. To the extent that such subordinated borrowings are required for A.B. Watley`s continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 and $55,000 for the year ended September 30, 2002 and September 30, 2001, respectively, is from an officer and stockholder of the Company. For the year ended September 30, 2002, 2001 and 2000, interest expense on the subordinated loans amounted to $64,500, $62,825 and $58,250, respectively. Subordinated borrowings as of September 30, 2002 and 2001 are as follows:

September 30, 2002    September 30, 2001     Interest Rate        Maturity
------------------    ------------------     -------------        --------

          $125,000             $125,000          12%         October 31, 2002
           $55,000              $55,000           0%         October 31, 2002
          $200,000             $200,000          15%         October 31, 2003
          $150,000             $150,000          13%         October 31, 2003
-------------------    -----------------
          $530,000             $530,000
===================    =================


12. Commitments and Contingencies

Late Filings
------------

The Company did not file required reports with the SEC on a timely basis . Specifically , the quarter reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002, and December 31, 2002 were filed in April of 2003. The Company`s financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings.

Lease Agreements
----------------

     The Company has entered into certain lease agreements for office space under non-cancelable operating lease agreements that expire through dates extending to June 2009. The leases contain various rent escalation provisions. In addition, the Company has operating leases and capital leases for furniture and computer equipment that expire at various dates through October 2005.

     The aggregate minimum future rental payments required are as follows:

              Fiscal Year Ended        Operating leases      Capital leases              Total
                                      -----------------     ---------------    ------------------
                          2003               $1,466,075           1,524,195          2,990,270
                          2004                1,151,277                   -          1,151,277
                          2005                  925,694                   -            925,694
                          2006                  939,764                   -            939,764
                          2007                  938,272                   -            938,272
                       Thereafter             1,641,974                   -          1,641,974
                                      -----------------     ---------------    ------------------
                                             $7,063,056          $1,524,195         $8,587,251
                                             ==========          ==========         ==========

     The Company is in default of making the minimum payments required under certain of its capital lease agreements. The Company is in the process of negotiating settlements with such vendors which is not expected to have a material effect on the consolidated financial statements. During the year ended September 30, 2002, $1,200,000 of security deposits held by a lessor was applied to equipment rental payments in arrears. The total amount representing interest under these capital leases as of September 30, 2002 was $50,000.

Employment Agreements
---------------------

The Company has entered into four employment agreements with certain key executives. The terms of the agreements range from two to four years and provide for annual compensation of $850,000. The agreements also provide for a discretionary bonus based upon the performance of the Company.


Litigation
----------

     The Company is a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for the minority interests of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

     In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs allege violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs seek damages of $31,400,000 (of which approximately $950,000 is alleged to represent the damages with the balance represents punitive damages). The Company believes it has a meritorious defense against this suit and intends to fight it vigorously and although there can be no assurance, the Company believes the majority of the claims if successful, will be substantially less than the amount of the damage claims and will be covered by insurance.

     In the opinion of management, after consultation with independent counsel, the Company is unable to predict the ultimate outcome of these matters;
accordingly, no adjustment has been made in the accompanying consolidated financial statements for any potential losses.


13.  Stock Options

     Under the Company`s Stock Option Plans (collectively, the "Plans"), employees, non-employee directors, officers, and consultants are generally granted options (both incentive stock options and nonqualified stock options) to purchase shares of Common Stock at prices not less than the estimated fair market value of the Common Stock on the date the option is granted. The options are exercisable at either the date of grant, in ratable installments or otherwise, generally over a period of one to three years from the date of grant. The options generally expire within ten years after the date of grant. The number of shares delivered in the aggregate under the 2000, 1999, 1998 and 1997 Plans cannot exceed 1,600,000, 800,000, 800,000 and 400,000 shares, respectively, (3,600,000 shares in total).

A summary of the Company`s stock option activity and related information for the years ended September 30, 2002, 2001, and 2000 is as follows:

                                             Number      Weighted Avg.
                                           of Shares    Exercise Price
                                           ---------    --------------
Outstanding at September 30, 1999          1,362,450        5.94
   Granted                                   356,775       13.11
   Exercised                                (193,183)       6.68
   Forfeited                                (140,692)       8.45
                                          ----------       -----
Outstanding at September 30, 2000          1,385,350        9.90
   Granted                                 1,072,100        6.54
   Exercised                                (170,590)       5.79
   Forfeited                                (183,923)      10.21
                                          ----------       -----
Outstanding at September 20, 2001          2,102,937        9.68
   Granted                                 3,520,000        7.59
   Exercised                                      --          --
   Forfeited                              (2,043,550)        .13
                                          ----------       -----
Outstanding at September 30, 2002          3,579,387        2.12
                                          ==========       =====
   Exercisable at September 30, 2000         533,829        6.24
                                          ==========       =====
   Exercisable at September 30, 2001         759,058        8.10
                                          ==========       =====
   Exercisable at September 30, 2002       2,614,913        0.39
                                          ==========       =====

     Included in the table above are non-employee option grants of 50,000 and 9,500 shares for the year ended September 2002 and September 30, 2001.

     During the years ended September 30, 2001, certain employees were granted stock options with strike prices below fair market value. The difference between the fair value of the Common Stock and the strike price equaled $555,182 and was recorded as deferred compensation on the consolidated statement of financial condition and will be amortized into employee compensation expense over the three year vesting period of the options. Compensation expense related to these options amounted to $459,564, $95,619 and $61,697 for the years ended September 30, 2002, 2001 and 2000, respectively.

     The weighted average fair value of options granted during the years ended September 30, 2002, 2001, and 2000 was $0.08, $4.82 and $8.88 and respectively.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company`s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management`s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

                                                                Years Ended
                                              2002 Grants       2001 Grants        2000 Grants
                                              -----------       -----------        -----------
Dividend yield                                0%                0%                 0%
Weighted average expected life:
          Employees                           5.0 years         4.0 years          4.5 years
          Non-employees                       --                0.1 years          0.2 years
Weighted average risk-free interest rate      3.88              5.17               6.10
Expected volatility                           50%               92%                79%


     Pro forma information regarding net income or loss is required under Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for all the 2001 and 2000 stock option grants on the fair value method. For purposes of the pro forma information, the fair values of the 2001 and 2000 option grants to employees are amortized over the vesting period. The effects of applying SFAS No. 123 for providing pro-forma disclosures are not likely to be representative of the effects on reported pro-forma net income for future years. The pro forma information for the Years ended September 30, 2002, and 2001 is as follows:


                                                      Years Ended September 30,
                                                      -------------------------
                                           2002                2001                 2000
                                           ----                ----                 ----
Net loss as reported                  $(29,051,326)        $(21,024,174)         $(9,846,891)
Net loss pro forma                    $(29,698,476)        $(23,791,767)        $(11,704,931)
Net loss per share as reported              $(2.29)              $(2.13)              $(1.21)
Net loss per share pro forma                $(2.34)              $(2.41)              $(1.44)


     Additional information regarding options outstanding as of September 30, 2002 is as follows:

                                           Options Outstanding                                         Options Exercisable
                                         -------------------------                                  -------------------------
Range of             Number of           Weighted Average         Weighted Average         Number Exercisable   Weighted Average
Exercisable Prices   Outstanding as of   Remaining Contractual    Exercise Price           as of 9/30/02        Exercise Price
                     9/30/02             Life in years
---------------------------------------------------------------------------------------------------------------------------------
$0.10                  3,450,000                  9.95            $.10                     2,500,000            $.10
$2.90 -$6.13              45,000                  8.71            $4.33                    5,000                $6.13
$8.00 -$10.88             40,650                  7.84            $8.66                    35,858               $8.41
$16.00 -$21.50            43,737                  7.66            $18.20                   24,055               $18.20
                      ----------                                                           ----------
                       3,579,387                                                           2,614,913
                      ==========                                                           ==========


14.  Stock Warrants

     At September 30, 2002 and 2001, the Company had warrants outstanding of 6,500,036 and 1,126,738, respectively, with exercise prices ranging between $0 and $19 and expirations extending through February 2012.


15.  Income taxes

     The Company has no income tax liability for Federal, State, and Local income tax purposes. Income tax expense for the year ended September 30, 2002, 2001, and 2000 consists solely of minimum taxes based on capital. The provision for income taxes for the years ending September 20, 2002, 2001, and 2000 amounted to $8,725, $28,697, and $53,913, respectively.

                                                                Years Ended September 30,
                                                          2002              2001             2000
                                                     ---------------    -------------    -------------
Tax benefit at federal statutory rate                   (34.0%)           (34.0%)          (34.0%)
State taxes, net of federal tax effect                    0.1               0.1              0.4
Valuation allowance on deferred tax assets               33.9              33.9             34.1
Other                                                     0.1               0.1                0
                                                         ------            ------           ------
Effective tax rate                                        0.1%              0.1%             0.5%
                                                         ======            ======           ======


     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that give rise to deferred tax assets at September 30, 2002, are principally the result of net operating carryforwards. At September 30, 2002, the Company had a net operating loss carryforward for federal tax purposes of approximately $60,343,000 that will expire no sooner than September 30, 2013.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus a 100% valuation allowance was established.

16.  Earnings Per Share

     Per share data is determined based on the weighted average number of common shares outstanding each year. Since the Company recognized a net loss in each of the years ended September 30, 2002, 2001, and 1999 diluted earnings per common share is the same as basic earnings per common share.

17.  Subsequent Events

     On January 15, 2003, A.B. Watley entered into a secured demand note agreement for $5,000,000 with a maturity date of June 30, 2004. The loan bears an interest rate of 7% per annum, payable monthly. In connection with the agreement, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.75 per share. The warrants are immediately exercisable and will expire in January 2008. The loan has been approved by the NASD and is included for the purposes of computing net capital under Rule 15c3-1. The holder of the secured demand note has the option to convert all of the collateral into Common Stock of the Company within five business days after February 15, 2004, at a discount of 5% of the average price per share based on the 10-day period prior to conversion. The holder may also elect to convert the collateral within five business days after June 30, 2004 at $1.80. In no event shall the conversion result in the holder of the secured demand note owning more than 15% of A.B. Watley stock.

     In January 2003, the Company entered into two leases for office space requiring security deposits of approximately $21,000 and aggregate minimum rents of $15,173, payable monthly. The leases expire in 2004.

                                   SIGNATURES


Date: April 15, 2003




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





       Signatures                          Title
       Date
       -------------------      ------------------------------
       /s/ STEVEN MALIN         Chairman of the Board
       April 15, 2003
       Steven Malin

       /s/ ROBERT MALIN         Vice-Chairman, Principal Accounting Officer,
       April 15, 2003           Principal Financial Officer and Director
       Robert Malin

       /s/ John Amore           Chief Executive Officer
       April 15, 2003
       John Amore

                                  CERTIFICATION

I, Steven Malin, certify that:

1.   I have reviewed this annual report on form 10-K of A.B. Watley Group Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during  the  period  in which  this  annual  report  is being prepared;
          b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                          /s/  STEVEN MALIN
                                          ----------------------------------
                                          Principal Executive Officer
                                          Date: April 15, 2003

                                  CERTIFICATION

I, Robert Malin, certify that:

1.   I have reviewed this annual report on Form 10-K of A.B. Watley Group Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant`s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during  the  period  in which  this  annual  report  is being prepared;
          b) evaluated the effectiveness of the registrant`s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant`s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant`s auditors and the audit committee of registrant`s board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant`s ability to record, process, summarize and report financial data and have identified for the registrant`s auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal controls; and

6. The registrant`s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                              /s/  ROBERT MALIN
                                              ----------------------------------
                                              Principal Financial Officer
                                              Date: April 15, 2003

                                  EXHIBIT INDEX

Exhibit Page                                           Description
------------                                           -----------
Exhibit 99.1        Principal Executive Officer        Certification 906
Exhibit 99.2        Principal Financial Officer        Certification 906