Form 10-Q
period 2002-12-31
WATLEY A B GROUP INC
filed 2003-04-16
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2002
                                                -----------------

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

                         Common Stock, $0.001 par value

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

                             A.B. Watley Group Inc.


Index

PART I-- FINANCIAL INFORMATION                                                                              Page

           Item 1. Financial Statements

            Consolidated Statements of Financial Condition
                           As of December 31, 2002 (Unaudited) and September 30, 2002 ...................     3

            Consolidated Statements of Operations

                           For the Three Months Ended December 31, 2002 and 2001 (Unaudited) ............     4

            Consolidated Statements of Cash Flows

                           For the Three Months Ended December 31, 2002 and 2001 (Unaudited) ............     5

            Notes to Consolidated Financial Statements (Unaudited) ......................................     6


            Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations    11


            Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................    13


            Item 4. Controls and Procedures .............................................................    14

PART II-- OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................    15

            Item 2. Changes in Securities ...............................................................    16

            Item 3. Default on Senior Securities ........................................................    16

            Item 4. Submission of Matters to a Vote of Security Holders .................................    16

            Item 5. Other Information ...................................................................    16

            Item 6. Exhibits and Reports on Form 8-K ....................................................    16

Signatures ..............................................................................................    17


Certifications ..........................................................................................    18

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements


                             A.B. Watley Group Inc.
                 Consolidated Statements of Financial Condition


                                                                                December 31,         September 30,
                                                                                    2002                  2002
                                                                                ------------         ------------
                                                                                 (Unaudited)
Assets:
Cash and cash equivalents                                                       $    830,476         $    213,766
Restricted cash                                                                       63,091              292,565
Receivables from clearing brokers                                                  1,257,887            1,028,588
Securities owned at market value                                                       2,006            2,145,472
Property and equipment, net of accumulated depreciation
          of $5,816,842 and $5,317,435                                             2,390,303            2,889,711
Loans receivable from related party                                                  258,226              258,226
Security deposits                                                                    129,296              132,001
Other assets                                                                         103,624               76,291
                                                                                 ------------         ------------
Total Assets                                                                    $  5,034,909         $  7,036,620
                                                                                 ============         ============

Liabilities and Stockholders` Equity:
Accounts payable and accrued liabilities                                            7,849,260            8,409,141
Accrued liabilities to LLC Class B Members                                          2,492,272            2,492,310
Notes payable                                                                       3,332,826            3,282,826
Notes payable to former officers                                                      700,000              700,000
Lease obligations and other                                                         1,316,788            1,524,195
Subordinated borrowings                                                               350,000              350,000
Subordinated borrowings from officer                                                  180,000              180,000
                                                                                 ------------         ------------
                                                                                   16,221,146           16,938,472
                                                                                 ------------         ------------


Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized and 630 issued and outstanding at December 31, 2002 and
     September 30, 2002, respectively, and accrued dividends
     (liquidation preference  - $6,300,000)                                        7,402,094            6,926,487
                                                                                 ------------         ------------

Stockholders` Deficit:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and
     none issued and outstanding at December 31, 2002 and September 30, 2002               --                   --
Common stock, $0.001 par value, 20,000,000 shares authorized at December 31, 2002 and
   September 30, 2002 and 12,508,852 issued and outstanding at December 31, 2002 and
   September 30, 2002                                                                  12,509               12,509
Additional paid-in capital                                                         45,725,069           45,819,569
Option costs                                                                          (23,329)            (32,663)
Accumulated deficit                                                               (64,302,580)        (62,627,754)
                                                                                 ------------         ------------
Total Stockholders` Deficit                                                       (18,588,331)        (16,828,339)
                                                                                 ------------         ------------

Total Liabilities and Stockholders` Deficit                                      $  5,034,909         $  7,036,620
                                                                                 ============         ============


                 See notes to consolidated financial statements

                             A.B. Watley Group Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                  December 31,
                                                                                  ------------
                                                                            2002                 2001
                                                                        ------------         ------------
Revenues:
Commissions                                                               $1,477,976           $6,963,713
Data service fees                                                             16,897              136,333
Principal transactions                                                     1,945,306              367,360
Interest income                                                               35,698              582,894
Other income                                                                 703,823              238,401
                                                                        ------------         ------------
Total revenues                                                             4,179,700            8,288,701

Interest expense                                                             146,893              884,494
Interest expense - related parties                                              --                132,216
                                                                        ------------         ------------
Net revenues                                                               4,032,807            7,271,991
                                                                        ------------         ------------

Expenses and other charges:
Commissions, floor brokerage and clearing charges                          1,015,216            4,343,278
Employee compensation and related costs                                    1,807,785            3,376,391
Communications                                                               282,448              847,499
Business development                                                          21,699              262,343
Professional services                                                        399,024              454,913
Occupancy and equipment costs                                              1,091,539            1,779,373
Depreciation and amortization                                                499,407            2,218,979
Other expenses                                                               506,229              540,707
Loss on investments                                                           84,287                 --
Minority interest applicable to LLC Class B members                             --               (396,503)
                                                                        ------------         ------------
Total expenses                                                             5,707,634           13,426,980
                                                                        ------------         ------------

Loss before income taxes and extraordinary item                           (1,674,827)          (6,154,989)
Income tax provision                                                            --                 (2,634)
                                                                        ------------         ------------
Loss before extraordinary item                                            (1,674,827)          (6,157,623)
Extraordinary loss on extinguishment of debt                                    --               (250,000)
                                                                        ------------         ------------
Net loss                                                                $ (1,674,827)        $ (6,407,623)
                                                                        ============         ============
Basic and diluted loss per common share:

Loss before extraordinary item                                          $ (1,674,827)        $ (6,157,623)
       Deemed dividend to preferred shareholders - beneficial conversion                       (1,639,797)
       Deemed dividend to preferred shareholders - accretion of redemption                           -
       Preferred stock dividends                                             (94,500)             (78,750)
                                                                        ------------         ------------
Loss before extraordinary item attributable to common shareholders        (1,769,327)          (7,876,170)
       Extraordinary loss on extinguishment of debt                                              (250,000)
                                                                        ------------         ------------
Net loss attributable to common shareholders                            $ (1,769,327)        $ (8,126,170)
                                                                        ============         ============


Loss before extraordinary item                                          $      (0.14)        $      (0.66)
Extraordinary item                                                      $          -         $      (0.02)
Basic and diluted loss per share                                        $      (0.14)        $      (0.68)

Weighted average shares outstanding                                       12,508,852           11,966,125



                 See notes to consolidated financial statements

                             A.B. Watley Group Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                                   --------------
                                                                               2002                2001
                                                                           -----------         -----------
Cash flows used in operating activities:
Net loss                                                                   ($1,674,827)        ($6,407,623)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Non-cash compensation and service costs                                      9,334             558,915
    Options costs                                                                 --                46,265
    Penanties-preferred stock                                                  381,107                --
    Software license fees received                                                --                77,573
    Minority interest applicable to LLC Class B
    Members                                                                       --              (396,503)
    Depreciation and amortization                                              499,408           2,218,979
    Loss on extinguishment of debt                                                --               250,000
    Changes in assets and liabilities:
    (Increase) decrease in operating assets:
        Restricted cash                                                        229,474              (9,504)
        Receivables from clearing brokers                                     (229,299)         (1,764,393)
        Securities owned                                                     2,143,466           1,827,844
        Loans receivable from related party                                       --               (70,500)
        Security deposits                                                        2,705              (9,012)
        Other assets                                                           (27,332)            209,588
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued liabilities                              (559,881)            493,657
        Securities sold, not yet purchased                                        --            (1,004,447)
        Lease obligations and other                                           (207,407)              9,514
                                                                           -----------         -----------
    Net cash provided by (used in) operating activities                    $   566,748         ($3,969,647)
                                                                           -----------         -----------

Cash flows from (used in) investing activities:
Purchases of property and equipment, net                                          --              (115,419)
                                                                           -----------         -----------
    Net cash used in investing activities                                         --              (115,419)
                                                                           -----------         -----------

Cash flows from financing activities:
Proceeds from sale of preferred stock                                             --             3,324,291
Proceeds of notes payable                                                      250,000                --
Repayment of notes payable                                                    (200,000)           (185,983)
Proceeds from notes payable to former officer                                     --               700,000
Payment of capital lease obligations                                              --              (168,289)
Capital (distribution to) contribution by LLC Class B
members                                                                            (38)            232,914
                                                                           -----------         -----------
    Net cash provided by financing activities                                   49,962           3,902,933
                                                                           -----------         -----------

Net increase (decrease) in cash and cash equivalents                           616,710            (182,311)
Cash and cash equivalents at beginning of period                               213,766             508,053
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $   830,476         $   325,742
                                                                           ===========         ===========
Supplemental non-cash financing activities
and disclosure of cash flow information:

Exchange of subordinated debt for preferred stock                                 --           $ 2,750,000
                                                                           -----------         -----------
Cash paid for:
               Interest                                                    $    52,268         $   132,655
                                                                           -----------         -----------
               Taxes                                                              --           $     2,634
                                                                           -----------         -----------

                 See notes to consolidated financial statements

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.   Organization and Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley") and Integrated Clearing Solutions, Inc. ("Integrated").

     A.B. Watley and Integrated are registered broker-dealers with the Securities and Exchange Commissions ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, as well as institutional block trading. Integrated is an introducing broker-dealer conducting sales of mutual funds to institutional clients. A.B. Watley and Integrated clear all transactions through clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley and Integrated are exempt from Rule 15c3-3 of the Securities Exchange Act of 1934.


2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the SEC, certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company`s Annual Report on Form 10-K for the year ended September 30, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period`s presentation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   Liquidity and Capital Resources

     The Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



4.   Net Capital Requirements

     A.B. Watley and Integrated are subject to the SEC`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined. Integrated is required to maintain minimum net capital of $5,000 or 6-2/3% of aggregate indebtedness as defined.

     As of December 31, 2002, A.B. Watley and Integrated`s net capital in excess of minimum requirements was $81,131 and $13,400, respectively.

5. Financial Instruments with Off Balance Sheet Risk and Concentrations of Credit Risk

     Pursuant to clearance agreements, the clearing and depository operations for the Company and its customers` securities transactions are provided by clearing broker-dealers. The Company has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by the Company and maintains deposits with such clearing brokers to collateralize such indemnification obligations. Such deposits are reflected on the consolidated statement of financial condition, net of unsecured customer receivables for which the Company is ultimately responsible.

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

6.   Redeemable Convertible Preferred Stock

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issueable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of December 31, 2002, liquidated damages of approximately $692,594 were accrued to the preferred holders.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. For the three-month periods ended December 31, 2002 and 2001, dividends of $94,500 and $78,750 were accrued for the Preferred Stock.

     The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the Common Stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Agreement. Such triggering events have occurred. The holders of the Preferred Stock waived their Redemption Right through September 30, 2002. Although, the waiver has not been amended or extended, to date, no redemption notice has been received by the Company from any of its Preferred Stockholders.

     The $6,300,000 aggregate purchase price of the Preferred Stock and the warrants was allocated $4,340,383 to the Preferred Stock and the balance of $1,959,617 was attributed to the fair value of the warrants. In connection with this transaction, the Company issued Preferred Stock and received cash proceeds of $3,324,291 (net of issue costs) and exchanged a note payable in the amount of $2,500,000 ("Senior Subordinated Demand Note") for $2,750,000 plus accrued interest. The premium of $250,000 was recorded as an extraordinary loss on the extinguishment of debt in December 2001. The discount associated with the value of the warrants was accreted over a ten-month period through September 30, 2002, the date the redemption waiver expired.

     Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock, the Company has excluded the Preferred Stock from Stockholders` Deficit in the accompanying consolidated statement of financial condition.

     The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company`s Common Stock.

7.   Notes and Loans Payable

     The Company`s outstanding obligation under notes and loans payable as of December 31, 2002 and September 30, 2002 was as follows:


                                        December 31,     September 30,
                                           2002              2002
                                        ----------        ----------
Borrowings under line of credit         $3,082,826        $3,082,826
Notes payable to former officers           700,000           700,000
Loans payable - other                      250,000           200,000
                                        ----------        ----------
                                        $4,032,826        $3,982,826
                                        ==========        ==========

     As of December 31, 2002 and September 30, 2002, interest payable on the Company`s borrowing was $373,000 and $275,000, respectively. The Company recognized interest expense of $108,071 and $128,465 for the three month periods ending December 31, 2002 and 2001, respectively.

     On December 31, 2002, the Company borrowed $250,000 from a third party. The associated promissory note bears interest at 15% per annum and matures on January 14, 2003.

     In March 2002, one of the holders of the Company`s Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company`s Common Stock at an exercise price of $0.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company`s Common Stock at an exercise price of $0.918 a share. The loan is collateralized by the assets of the Company as defined in the loan agreement.

     In February 2002, the Company borrowed $200,000 from a former officer of the Company, due on demand. The Company also borrowed $500,000 from the same party in October 2001 with a stated maturity of October 1, 2002. Both notes bear interest at 10% per annum. The loan due in October 2002 has not been repaid.

     In February 2002, the Company borrowed $200,000 from a third party with interest payable at 10% per annum. The loan matured on October 26, 2002.

     In August 30, 2001,  the Company  obtained a  $2,500,000  loan (the "Senior
Subordinated Demand Note") bearing interest at an annual rate of 6% due on demand. The loan was redeemed and converted to Series A Convertible Preferred Stock (see Note 6) on November 29, 2001.

     In January 1999, the Company borrowed $400,000 from New York Community Investment Company, L.L.C. ("NYCIC"). At September 30, 2002, the loan of $360,000 was repaid in full.

8.   Subordinated Borrowings

     Subordinated borrowings as of December 31, 2002 and September 30, 2002 are as follows:

December 31, 2002      September 30, 2002    Interest Rate  Scheduled Maturity
-----------------      ------------------    -------------  ------------------

          $125,000             $125,000            12%        October 31, 2003
           $55,000              $55,000             0%        October 31, 2003
          $200,000             $200,000            15%        October 31, 2003
          $150,000             $150,000            13%        October 31, 2003
-------------------    -----------------

          $530,000             $530,000
===================    =================

     Subordinated borrowings are covered by agreements approved by the NASD and are included by A.B. Watley for purposes of computing net capital under the Net Capital Rule. To the extent that such subordinated borrowings are required for A.B. Watley`s continued compliance with minimum net capital requirements, they may not be repaid. The subordinated borrowings in the amounts of $125,000 and $55,000 were originally scheduled to mature on October 31, 2002. Such borrowings were renewed with a new maturity date of October 31, 2003.

     Of the total subordinated borrowings, $180,000 and $350,000 as of December 31, 2002 and September 30, 2002, respectively, are from an officer and stockholder of the Company, respectively.

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

10.  Income taxes

     The Company has net operating loss carryforwards ("NOL`s") for federal income tax purposes approximating $61,643,000 as of December 31, 2002. The NOL`s are scheduled to expire no sooner than September 30, 2013.

     The ultimate realization of the deferred tax asset is primarily dependent upon the generation of future taxable income prior to the expiration of the NOL`s. In assessing the realizability of deferred tax assets resulting from such NOL`s, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has established a 100% valuation allowance for such deferred tax asset, since the Company has not yet generated taxable net income.

11.  Subsequent Events

     On January 15, 2003, A.B. Watley entered into a secured demand note agreement for $5,000,000 with a maturity date of June 30, 2004. The loan bears an interest rate of 7% per annum, payable monthly. In connection with the agreement, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.75 per share. The warrants are immediately exercisable and will expire in January 2008. The loan has been approved by the NASD and is included for the purposes of computing net capital under Rule 15c3-1. The holder of the secured demand note has the option to convert all of the collateral into Common Stock of the Company within five business days after February 15, 2004, at a discount of 5% of the average price per share based on the 10-day period prior to conversion. The holder may also elect to convert the collateral within five business days after June 30, 2004 at $1.80. In no event shall the conversion result in the holder of the secured demand note owning more than 15% of the Company`s Common Stock.

     In January 2003, the Company entered into two leases for office space requiring security deposits of approximately $21,000 and aggregate minimum monthly rents of $15,173. The leases expire in 2004.

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


Results of Operations

Three Months Ended December 31, 2002 Compared to the Three months Ended December 31, 2001

     Revenues. Total revenues for the quarter ended December 31, 2002 were $4,179,700 - a decrease of 50%, as compared to revenues of $8,288,701 for the quarter ended December 31, 2001.

     Commissions. For the three-month period ending December 31, 2002, we earned commission revenues of $1,477,976, representing a 79% decrease as compared to commission revenues of $6,963,713 for the corresponding period in 2001. This $5,485,737 decrease in commission revenues resulted from both significant reductions in overall trading volume and the loss of the On-Site customers from our direct access business that was acquired in October 2001.

     Data Service Fees. Our revenues from data service fees for the three-month period ending December 31, 2002 also dropped substantially as compared to the corresponding period in 2001. The $16,897 of current period revenues represents an 88% decrease from the three-month period ending December 31, 2001. This decrease was caused by the loss of customers and the migration of remaining customers from third party software to the UltimateTrader II software for which no fees are charged.

     Revenues from Principal Transactions. Revenues from proprietary security transactions increased by 430%. We earned $1,945,306 from such transactions during the three-month period ending December 31, 2002 as compared to $367,360 for the three-month period ending December 31, 2001.

     Interest Income. Interest and for the three-month period ending December 31, 2002 was $35,698 representing a 94% decrease as compared to $582,894 for the three-month period ending December 31, 2001. The decrease was primarily due the loss of additional accounts acquired from the On-Site retail accounts acquired in October 2001 that had generated margin interest income.

     Other Income. Other income of $703,823 for the three-month period ending December 31, 2002 represents a $465,422 increase as compared to the three months ended December 31, 2001.Such increase primarily relates to settlements with vendors for which the Company was the beneficiary.

     Interest Expense. Interest expense decreased from $1,016,710 for the three-months ending December 31, 2001 to $146,893 for the three-months ended December 31, 2002. The value of the warrants issued in August 2001 in connection with the $2,500,000 borrowing under the Senior Subordinated Demand Note was recognized as interest expense prior to the Note`s conversion to Preferred Stock in November 2001. During the three-month period ending December 31, 2001, $552,000 of such interest expense was recognized. Also contributing to the decrease in interest expense was the conversion of debt to equity.

     Net Revenues. As a result of the foregoing, net revenues decreased by $3,239,184 or 45%, from $7,271,991 for the quarter ended December 31, 2001, to $4,032,807 for the quarter ended December 31, 2002. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

     Expenses. Total expenses for the quarter ended December 31, 2002 were $5,707,634 - a 57% decrease as compared to total expenses of $13,426,980 for the three-month period ending December 31, 2001.

     Commissions, Floor Brokerage and Clearing Charges: For the three-month period ending December 31, 2002, we incurred $1,015,216 of Commissions, Floor Brokerage and Clearing Charges - a 77% decrease as compared to the corresponding three-month period in 2001. These costs represent payments to our clearing and floor brokers who facilitate security transactions for both our customers and our own proprietary accounts. This decrease is largely due to the June 2002 closing of the On-Site business which had been acquired in October 2001. In addition, our institutional sale division had lower volumes as compared to the previous period.

     Employee Compensation and Related Costs. Our Employee Compensation and Related Costs of $1,807,785 for the three-month period ending December 31, 2002 reflect a 46% decrease as compared to $3,376,391 incurred for such costs during the three-month period ending December 31, 2001. This decrease is attributable to both the reduction in the number of employees and to lower compensation paid to the institutional sales division as a result of declining profits.

     Communications. Communications expense for the three-month period ending December 31, 2002 amounted to $282,448, a 67% decrease as compared to $847,499 for the corresponding period in 2001. This decrease is largely due to the June 2002 closing of the On-Site business.

     Business Development. As a result of our substantial curtailment of promotional expenditures, our Business Development costs decreased 92% from $262,343 for the three months ending December 31, 2002 to $21,699 for the three months ending December 31, 2001.

     Professional Services. Professional Services primarily consists of legal and accounting costs in addition to the cost of external software consultants. For the three-month period ending December 31, 2002, our professional services amounted to $399,024 as compared to $454,913 for the three-month period ending December 31, 2001 - a decrease of 12%.

     Occupancy and Equipment. Occupancy and Equipment decreased $687,834 or 39% from $1,779,373 for the three-month period ending December 31, 2001 to $1,091,539 for the three-month period ending December 31, 2002. Such costs, primarily consisting of lease costs for both office space and equipment, dropped due to our August 2002 surrender and termination of the 25th and 28th floor office leases at 40 Wall Street. These leases were terminated as part of our overall cost cutting initiatives. In addition, as part of the closing of the On-Site business in June 2002, we no longer have the branch offices in Great Neck, New York and Boca Raton, Florida.

     Depreciation and Amortization. Depreciation and Amortization decreased by $1,719,572 or 77% when comparing the $2,218,979 for the three-months ending December 31, 2002 to the $499,407 for the three-month period ending December 31, 2002, primarily due to the disposal or surrender of assets subject to such depreciation and amortization. We had sold software to an affiliate of our clearing broker and had written off intangible assets recognized as a result of the On-Site acquisition. In addition, we had surrendered leasehold improvements at our 40 Wall Street office and at former offices in Great Neck and Boca Raton

     Other Expenses. For the three-month period ending December 31, 2002, we incurred $506,229 of Other Expenses, as compared to $540,707 for the three month-period ending December 31, 2001. Other expenses decreased as part of our overall cost cutting initiatives.

     Loss before Income Taxes and Extraordinary Item. As a result of the aforementioned factors, our Loss before Income Taxes and Extraordinary Item decreased from $6,154,989 for the three-month period ending December 31, 2001 to $1,674,827 for the three-month period ending December 31, 2002.


Liquidity and Capital Resources

     As indicated by the accompanying unaudited consolidated financial statements, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Cash  provided  by  operating  activities  during  the three  months  ended
December 31, 2002 was $566,748, as compared to cash utilized by operating activities of $3,969,647 for the three months ended December 31, 2001. Cash was principally provided by decrease in securities owned of $2,143,466. Cash was principally used to fund the net loss of $1,293,720 net of non-cash items including depreciation and amortization of $499,408 and non-cash compensation/service costs of $9,334. In addition, cash was used to lower liabilities for accounts payable, accrued liabilities, and lease obligations by $767,288.

     No cash was provided by investing activities during the three months ended December 31, 2002, compared to cash used in investing activities of $115,419 during the three months ended December 31, 2001.

     Cash provided by financing activities was $49,962 during the three months ended December 31, 2002 compared to $3,905,933 during the three months ended December 31, 2001. Cash provided by financing activities during the three months ended December 31, 2002, principally consisted of a net increase in outstanding notes payable.


Net Operating Loss Carryforwards

     The Company`s net operating loss carryforwards are scheduled to expire beginning in the year 2013. The issuance of additional equity securities, together with the Company`s recent financing and public offering, could be deemed to result in an ownership change and thus could limit our use of the Company`s net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in recent periods.


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

     o We may not be able to adapt with rapid technological change in a cost effective manner.

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

     Like other securities and securities-related businesses, we are highly dependent on information processing and telecommunications systems. We face operational risks arising from potential mistakes made in the confirmation or settlement of transactions or from the failure to properly record, evaluate or account for transactions. Our business is highly dependent on our ability, and the ability of our clearing firms, to process, on a daily basis, a large and growing number of transactions across numerous and diverse markets. Consequently, we and our clearing firms rely heavily on our respective financial, accounting, telecommunications and other data processing systems. If any of these systems were to not operate properly or become unavailable due to problems with our physical infrastructure, we could suffer financial loss, a disruption of our business, liability to clients, regulatory intervention or reputational damage. In addition, we are aware that other companies in our industry have had problems due to high volume of telephone and e-mail customer inquiries that has at times strained the capacity of their telecommunications systems and customer service staffs, and has also led to temporary disruptions in website service. Thus, any inability of systems used to accommodate an increasing volume of transactions and customer inquiries could also constrain our ability to expand our businesses and could damage our reputation.

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

     o The securities industry in which we will operate is heavily regulated by the Securities and Exchange Commission ("SEC"), state regulators, and the National Association of Securities Dealers ("NASD"). If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business.

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

Item 4. Controls and Procedures

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and upon the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. As of the date hereof, the Company has not filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. As a result, the Company is in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of December 31, 2002, liquidated damages of approximately $692,594 has been accrued to the preferred holders.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Certification by John J. Amore, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 15, 2003

                                  A.B. WATLEY GROUP INC.
                                       (Registrant)

                                  By: /s/ John J. Amore
                                      --------------------------------
                                          John J. Amore
                                          Chief Executive Officer

                                  By: /s/ Robert Malin
                                      --------------------------------
                                          Robert Malin
                                          Vice-Chairman

                                  CERTIFICATION

I, John J. Amore, the Chief Executive Officer, certify that:

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

                                        /s/ Steven Malin
                                        ----------------------------------
                                        Chief Executive Officer
                                        Date:  April 15, 2003

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

                                    /s/ Robert Malin
                                    ----------------------------------
                                    Robert Malin
                                    Principal Financial Officer
                                    Date:  April 15, 2003