Form 10-Q
period 2003-03-31
WATLEY A B GROUP INC
filed 2003-05-15
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003
                                                 --------------
                                       OR

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 13, 2003 was 12,508,852.



                                                   A.B. Watley Group Inc.
Index


PART I-- FINANCIAL INFORMATION                                                                           Page

           Item 1. Financial Statements

            Condensed Consolidated Statements of Financial Condition

                           As of March 31, 2003 (Unaudited) and September 30, 2002 ......................   3

            Condensed Consolidated Statements of Operations

                           For the Three Months and Six Months Ended March 31, 2003 and 2002 (Unaudited)    4

            Condensed Consolidated Statements of Cash Flows

                           For the Six Months Ended March 31, 2003 and 2002 (Unaudited) .................   5

            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................   7

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  12

            Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  21

            Item 4. Controls and Procedures .............................................................  21

PART II-- OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................  21

            Item 2. Changes in Securities ...............................................................  22

            Item 3. Default on Senior Securities ........................................................  22

            Item 4. Submission of Matters to a Vote of Security Holders .................................  23

            Item 5. Other Information ...................................................................  23

            Item 6. Exhibits and Reports on Form 8-K ....................................................  23

Signatures ..............................................................................................  24


Certifications ..........................................................................................  25






PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements



                             A.B. Watley Group Inc.
                      Condensed Consolidated Statements of
                               Financial Condition
--------------------------------------------------------------------------------

                                                                              March 31, 2003    September 30, 2002
                                                                              --------------    ------------------
                                                                               (Unaudited)
Assets:
Cash and cash equivalents                                                          $ 34,228           $  213,766
Restricted cash                                                                       -                  292,565
Receivables from clearing brokers                                                   893,621            1,028,588
Securities owned at market value                                                    103,221            2,145,472
Secured demand note receivable                                                    5,000,000                -
Property and equipment, net of accumulated depreciation
         of $6,321,161 and $5,317,435                                             1,950,934            2,889,711
Loans receivable from related party                                                 258,226              258,226
Security deposits                                                                   159,296              132,001
Other assets                                                                        156,830               76,291
                                                                                 ------------       ------------
Total Assets                                                                     $8,556,356           $7,036,620
                                                                                 ============       ============
Liabilities and Stockholders' Deficit:

Accounts payable and accrued liabilities                                         $9,620,429          $ 8,409,141
Accrued liabilities to LLC Class B Members                                        2,370,253            2,492,310
Notes payable - other                                                             3,082,826            3,282,826
Notes payable to former officers                                                    700,000              700,000
Lease obligations and other                                                       1,242,568            1,524,195
Subordinated
borrowings - other                                                                5,121,897              350,000
Subordinated borrowings from officer                                                180,000              180,000
                                                                                 -----------        ------------
                                                                                 22,317,973           16,938,472
                                                                                 -----------        ------------

Series A  redeemable  convertible  preferred  stock $0.01 par value,  690 shares authorized  and 630 and 0  issued  and  outstanding  at  March  31,  2003 and
   September 30, 2002 and accrued dividends of $504,000 and $315,000 for the period ended March 31, 2003 and September 30, 2002 respectively
   (liquidation preference  - $6,300,000)                                         7,874,594            6,926,487
                                                                                ------------         ------------

Stockholders' Deficit:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and none issued and
   outstanding at March 31, 2003 and September 30, 2002                                -                  -
Common stock, $0.001 par value, 20,000,000 shares authorized at March 31, 2003 and September 30, 2002, and 12,508,852 issued and
outstanding at March 31, 2003 and September 30, 2002                                 12,509              12,509
Additional paid-in capital                                                       45,904,292          45,819,569
Option costs                                                                        (16,329)            (32,663)
Accumulated deficit                                                             (67,536,683)        (62,627,754)
                                                                                ------------        ------------
Total Stockholders' Deficit                                                     (21,636,211)        (16,828,339)
                                                                                ------------        ------------               Total
Liabilities and Stockholders' Deficit                                           $ 8,556,356         $ 7,036,620
                                                                                ============        ===========



See accompanying notes to condensed consolidated financial statements.

                              A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months Ended             Six Months Ended
                                                                  March 31,                     March 31,
                                                      ----------------------------    ----------------------------
                                                          2003           2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenues:
Commissions                                            $1,214,697      $5,236,418      $2,692,673    $12,200,131
Maintenance and data service fees                         100,865         224,696         262,355        540,809
Principal transactions                                  2,009,365         633,398       3,954,671      1,000,758
Interest income                                           108,466         503,050         215,838      1,118,932
Other Income                                               61,323           -             548,879         25,633
                                                      ------------    ------------    ------------    ------------
Total revenues                                          3,494,716       6,597,562       7,674,416     14,886,263
Interest expense                                          277,629       1,349,749         424,522      2,234,243
Interest expense - related parties                           -            127,750            -           259,966
                                                      ------------    ------------    ------------    ------------
Net revenues                                            3,217,087       5,120,063       7,249,894     12,392,054
                                                      ------------    ------------    ------------    ------------

Expenses and other charges:
Commissions, floor brokerage and clearing charges       1,536,972       3,963,667       2,552,188      8,306,945
Employee compensation and related costs                 2,057,244       3,215,351       3,865,029      6,591,742
Communications                                            542,478         885,504         824,926      1,733,002
Business development                                      106,550         149,235         128,249        411,578
Professional services                                     599,706         865,588         998,730      1,320,501
Occupancy and equipment costs                             349,510       2,838,916       1,441,049      4,618,289
Depreciation and amortization                             504,319       1,495,287       1,003,726      3,714,266
Other expenses                                            841,429         489,360       1,347,658      1,030,068
Loss on Investments                                         -               -              84,287             -
Impairment of intangibles                                   -           5,724,110            -         5,724,110
Minority interest applicable to LLC Class B members         -            (15,992)            -          (412,495)
                                                       ----------      -----------      ---------     ----------

Total Expenses                                         6,538,208       19,611,026      12,245,842      33,038,006
                                                     ------------     -----------      ----------      ----------
Loss before income taxes and extraordinary item       (3,321,121)     (14,490,963)    (4,995,948)     (20,645,952)
Income tax provision                                        -              (1,516)           -             (4,150)
                                                     ------------    ------------      ----------    ------------
Loss before extraordinary item                        (3,321,121)     (14,492,479)    (4,995,948)     (20,650,102)
Extraordinary loss on extinguishment of debt                -                -               -           (250,000)
                                                      ------------    ------------    -----------     ------------
Net loss                                             $(3,321,121)    $(14,492,479)   $(4,995,948)    $(20,900,102)
                                                      ============    ============    ===========     ============

Basic and diluted loss per common share:

Loss before extraordinary item                       $(3,321,121)   $(14,492,479)    $(4,995,948)    $(20,650,102)
       Deemed dividend to preferred shareholders
- beneficial conversion                                    -              -                 -          (1,639,797)
       Deemed dividend to preferred shareholders
- accretion of redemption                                  -           (783,000)            -            (783,000)
Preferred stock dividends                               (94,500)        (47,250)        (189,000)        (126,000)
                                                      ------------    ------------    ------------    ------------
Loss before extraordinary item attributable to
common shareholders                                   (3,415,621)    (15,322,729)     (5,184,948)     (23,198,899)
       Extraordinary loss on extinguishment of debt        -              -                -             (250,000)
                                                      ------------    ------------    ------------    ------------
Net loss attributable to common shareholders         $(3,415,621)   $(15,322,729)    $(5,184,948)    $(23,448,899)
                                                      ============    ============    ============    ============

Loss before extraordinary item                          $(0.27)        $   (1.22)         $(0.41)         $ (1.85)
Extraordinary item                                      $   -          $        -         $  -            $ (0.02)
                                                      ------------    ------------    ------------    ------------

Basic and diluted loss per share                        $(0.27)        $   (1.22)         $(0.41)         $ (1.87)
                                                      ============    ============    =============  =============

Weighted average shares outstanding                   12,508,852       12,508,852      12,508,852      12,508,852
                                                      ============    ============    =============  =============

See accompanying notes to condensed consolidated financial statements.




                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                              Six Months Ended
                                                                                 March 31,
                                                                  -------------------------------------
                                                                      2003                     2002
                                                                  ------------             ------------

Cash flows provided by (used in) operating activities:

Net loss                                                          $(4,995,948)            $(20,900,102)
Adjustments to reconcile net loss to net cash provided by (used in)
   Operating activities:
       Non-cash compensation and service costs                         16,334                   92,530
       Options costs                                                     -                     216,467
       Penalties-preferred stock                                      759,107                  311,487
       Issuance of warrants                                            45,620                1,390,569
       Minority interest applicable to LLC
       Class B members                                                   -                    (412,495)
       Depreciation and amortization                                1,003,726                3,831,136
       Loss on impairment of intangibles                                 -                   5,724,110
       Loss on extinguishment of debt                                    -                     250,000
       Changes in assets and liabilities:
       (Increase) decrease in operating assets:
              Restricted cash                                         292,565                  (15,202)
              Receivables from clearing brokers                       134,967                  473,123
              Securities owned                                      2,042,251                 (490,844)
              Loans receivable from related party                        -                      10,370
              Security deposits                                       (27,295)               1,328,645
              Other assets                                            (80,539)                 639,116
       Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities              1,211,288                2,652,663
              Securities sold, not yet purchased                         -                  (1,786,134)
              Lease obligations and other                            (281,627)                 122,518
                                                                  ------------            -------------
Net cash provided by (used in) operating activities                   120,449               (6,562,043)
                                                                  ------------            -------------

Cash flows (used in) provided by investing activities:

Purchases of property and equipment                                   (64,949)                (211,006)
Proceeds of sale of software license                                     -                     571,210
                                                                  ------------            ------------
Net cash (used in) provided by investing
activities                                                            (64,949)                 360,204
                                                                  ------------            ------------

Cash flows from financing activities:

Proceeds from sale of preferred stock                                    -                   3,324,291
Proceeds from notes payable - other                                   250,000                1,491,682
Proceeds from notes payable to officer                                   -                     900,000
Repayment of notes payable - other                                    (450,000)                   -
Capital distribution to LLC Class B members                           (35,038)                 (22,187)
                                                                  ------------            ------------
Net cash (used in) provided by financing activities                  (235,038)               5,693,786
                                                                  ------------            ------------

Net decrease in cash and cash equivalents                           (179,538)                 (508,053)
Cash and cash equivalents at beginning of period                     213,766                   508,053
                                                                  ------------            ------------
Cash and cash equivalents at end of period                        $   34,228               $      -
                                                                  ============            ============


     See accompanying notes to condensed consolidated financial statements.




                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited), Continued



                                                                                        Six Months Ended
                                                                                            March 31,
                                                                               ---------------------------------
                                                                                  2003                   2002
                                                                               -----------            ----------

Supplemental  non-cash   financing   activities
  and  disclosure  of  cash  flow information:


Issuance of notes payable in payment of operating
expenses                                                                       $    -                 $  225,714
                                                                               ===========            ==========
Preferred stock dividends                                                      $  189,000             $  126,000
                                                                               ===========            ==========
Exchange of subordinated debt for preferred stock                              $    -                 $2,500,000
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -beneficial
conversion                                                                     $    -                 $1,639,797
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                                             $    -                 $  783,000
                                                                               ===========            ==========
Net assets of On-Site acquired by the issuance of
common stock                                                                   $    -                 $5,703,000
                                                                               ===========            ==========

Borrowings under secured demand note collateral agreement                      $5,000,000             $    -
                                                                               ===========            ==========
Debt discount issued relating  to the warrants issued in
connection with the borrowings under the secured demand note                   $  273,723             $    -
                                                                               ==========             ==========

Settlements of Minority Interests                                              $   87,019             $    -
                                                                               ===========            ==========
Cash paid for:
   Interest                                                                    $  152,168             $  145,252
                                                                               ===========            ==========

   Taxes                                                                       $     -                $   -
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

     A.B. Watley and Integrated are registered broker-dealers with the Securities and Exchange Commissions ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, institutional block trading as well as equity and fixed income trading. Integrated is an introducing broker-dealer conducting sales of mutual funds to institutional clients. A.B. Watley and Integrated clear all transactions through clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley and Integrated are exempt from Rule 15c3-3 of the Securities Exchange Act of 1934.


2.   Basis of Presentation and Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the SEC, certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period's presentation. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts in the prior years financial statements have been reclassified to conform with the current years presentation.

     The Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" that provides alternatives methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of this Statement are effective for fiscal years beginning after December 15, 2003.

     The Company adopted the above pronouncements during the current quarter and there was no material effect on the Company's condensed consolidated financial statements.

3.   Liquidity and Capital Resources

     The Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Net Capital Requirements

     A.B. Watley and Integrated are subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined. Integrated is required to maintain minimum net capital of $5,000 or 6-2/3% of aggregate indebtedness as defined.

     As of March 31, 2003, A.B. Watley and Integrated's net capital in excess of minimum requirements was $2,837,827 and $23,713, respectively.

     As of September 30, 2002, A.B. Watley had a net capital deficit of $301,523. This deficiency was cured in October 2002.


5. Financial Instruments with Off Balance Sheet Risk and Concentrations of Credit Risk

     Pursuant to clearance agreements, the clearing and depository operations for the Company and its customers' securities transactions are provided by clearing broker-dealers. The Company has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by the Company and maintains deposits with such clearing brokers to collateralize such indemnification obligations. Such deposits are reflected on the consolidated statement of financial condition, net of unsecured customer receivables for which the Company is ultimately responsible.

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of March 31, 2003 liquidated damages of approximately $1,827,000 were accrued to the preferred holders.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. For the six-month periods ended March 31, 2003 and 2002, dividends of $189,000 and $126,000 were accrued for the Preferred Stock.

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

     Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock, the Company has excluded the Preferred Stock from Stockholders' Deficit in the accompanying consolidated statement of financial condition.

     The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company's Common Stock.

7.   Notes and Loans Payable

     The Company's outstanding obligation under notes and loans payable as of March 31, 2003 and September 30, 2002 was as follows:


                                        March  31,     September 30,
                                           2003              2002
                                        ----------        ----------
Borrowings under line of credit         $3,082,826        $3,082,826
Notes payable to former officers           700,000           700,000
Loans payable - other                         -              200,000
                                        ----------        ----------
                                        $3,782,826        $3,982,826
                                        ==========        ==========

     As of March 31, 2003 and September 30, 2002, interest payable on the Company's borrowings totaled $471,000 and $275,000, respectively. The Company recognized interest expense of $206,000 and $1,297,800 for the six month periods ending March 31, 2003 and 2002, respectively. Included in interest expense for the six months ended March 31, 2002 is the amortization of the warrants issued in connection of the borrowing under the line of credit that occurred in March 2002. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing was approximately $1,000,000.

     On December 31, 2002, the Company borrowed $250,000 from a third party. The associated promissory note bears interest at 15% per annum and was repaid on January 14, 2003.

     In March 2002, one of the holders of the Company's Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit were payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.918 a share. The loan is collateralized by the assets of the Company as defined in the loan agreement.

     In February 2002, the Company borrowed $200,000 from a former officer of the Company, due on demand. The Company also borrowed $500,000 from the same party in October 2001 with a stated maturity of October 1, 2002. Both notes bear interest at 10% per annum. The loan due in October 2002 has not been repaid.

     In February 2002, the Company borrowed $200,000 from a third party with interest payable at 10% per annum. The loan was repaid on October 26, 2002.

     In August 2001, the Company obtained a $2,500,000 loan (the "Senior Subordinated Demand Note") bearing interest at an annual rate of 6% due on demand. The loan was redeemed and converted to Series A Convertible Preferred Stock (see Note 6) on November 29, 2001.

8.   Subordinated Borrowings

     Subordinated borrowings as of March 31, 2003 and September 30, 2002 are as follows:



Subordinated Notes:                                  March 31, 2003   September 30, 2002
                                                     --------------   ------------------

   Non-interest bearing, due October 31, 2003        $   55,000         $  55,000
   12%,due October 31, 2003                             125,000           125,000
                                                     -----------       -----------
                                                     $  180,000         $ 180,000
                                                     ===========       ===========



   13%,due October 31, 2003                          $  150,000         $ 150,000
   15%,due October 31, 2003                             200,000           200,000
                                                     -----------       -----------
                                                     $  350,000         $ 350,000


Secured Subordinated Demand Notes:
   7% due June 30, 2004                              $5,000,000             --
      Less debt discount relating to the warrants
      issued in connection with the Secured
      Subordinated Demand Note                         (228,103)            --
                                                     -----------       -----------

                                                     $4,771,897             --
                                                     -----------       -----------

                                                     $5,121,897         $ 350,000
                                                     ===========       ===========

     On January 15, 2003, A.B. Watley entered into a secured demand note agreement for $5,000,000 with a maturity date of June 30, 2004. The loan bears an interest rate of 7% per annum, payable monthly. In connection with the agreement, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.75 per share. The warrants are immediately exercisable and will expire in January 2008. The loan has been approved by the NASD and is included for the purposes of computing net capital under Rule 15c3-1. The holder of the secured demand note has the option to convert all of the collateral into Common Stock of the Company within five business days after February 15, 2004, at a discount of 5% of the average price per share based on the 10-day period prior to conversion. The holder may also elect to convert the collateral within five business days after June 30, 2004 at $1.80. In no event shall the conversion result in the holder of the secured demand note owning more than 15% of the Company's Common Stock.

     The Company recorded a debt discount of $273,723 which will be amortized to interest expense over the life of the secured demand note. Interest expense relating to the warrants was $45,620 for the period ending March 31, 2003.

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

     Of the total subordinated borrowings, $180,000 and $350,000 both at March 31, 2003 and September 30, 2002, are from an officer and stockholder of the Company, respectively.


9.   Stock Based Compensation

During the current quarter, the Company adopted Statement of Financial Accounting Standard No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

                                       THREE MONTHS                                SIX MONTHS
                                 -------------------------------       --------------------------------
                                     2003               2002               2003                2003
                                 ------------       ------------       --------------     -------------
Periods ended March 31,
Net loss                          $(3,415,621)      $(15,322,729)       $(5,184,948)      $ (23,448,899)
Stock-based employee
compensation cost, net
of tax effect, under
fair value accounting                 134,857             89,905            214,560             330,405
                                  -----------       ------------        -----------       -------------
Pro forma net loss under
Fair Value Method                 $(3,550,478)      $(15,412,634)       $(5,399,508)      $ (23,779,304)
                                   -----------       ------------        -----------       -------------
Loss per share
basic and diluted                 $     (0.27)      $      (1.22)       $     (0.41)      $       (1.87)
Per share stock-based
employee compensation
cost, net of tax effect,
under fair value
accounting                               0.01               0.01               0.02                 .03
                                  -----------       ------------        -----------       -------------
Pro forma loss per
share - basic and diluted         $     (0.28)      $      (1.23)       $     (0.43)      $       (1.90)
                                  -----------       ------------        -----------       -------------

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



                                             2003 GRANTS   2002 GRANTS
                                             -----------   -----------
Dividend yield                                        0%          0%
Weighted average expected life:
         Employee                               5 Years       5 years
         Non-employee                                --          --
Weighted average risk-free interest rate           4.21        3.88
Expected volatility                                 239%         50%



10.   Commitments and Contingencies

Lease Agreements
----------------

     In January 2003, the Company entered into two leases for office space requiring security deposits of approximately $21,000 and aggregate minimum monthly rents of $15,173. The leases expire in 2004.


Litigation
----------

     The Company is a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for the minority interests of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations with respect to several of these suits.

     A suit seeking damages of $31,400,000 has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, against A.B. Watley. Approximately $950,000 of that amount was alleged to represent AKRO's claims, with the balance representing claims brought by the Receiver. The suit alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer. On March 12, 2003, the Court dismissed the claims brought by the Receiver, and the parties are currently in the process of arriving at a settlement of the remaining claims.

     In March 2003, the holder of the $5 million secured demand note demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claims with the NASD Dispute Resolution office. The arbitration seeks to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. A date for the arbitration hearing has not yet been determined. The financial statements do not include any adjustments for fees and penalties associated with the litigation.

     In the opinion of management, after consultation with independent counsel, the Company is unable to predict the ultimate outcome of these matters; accordingly, no adjustment has been made in the accompanying condensed consolidated financial statements for any potential losses.

11.  Income taxes

     The Company has net operating loss carryforwards ("NOL's") for federal income tax purposes approximating $65,208,000 as of March 31, 2003. The NOL's are scheduled to expire no sooner than September 30, 2013.

     The ultimate realization of the deferred tax asset is primarily dependent upon the generation of future taxable income prior to the expiration of the NOL's. In assessing the realizability of deferred tax assets resulting from such NOL's, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has established a 100% valuation allowance for such deferred tax asset, since the Company has not yet generated taxable net income.

11. Accounting Developments

     The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under
Statement  133.  This  Statement  is  effective  for  contracts  entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.


Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.

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

     This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-Q, 8-K, and 10-K reports filed with the Commission.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Revenues. Total revenues for the quarter ended March 31, 2003 were $3,494,716, a decrease of 47%, as compared to revenues of $6,597,562 for the quarter ended March 31, 2002.

    Commissions. For the three month period ending March 31, 2003, we earned commission revenues of $1,214,697 representing a 77% decrease as compared to the commission revenues of $5,236,418 for the corresponding period in 2002. The $4,021,271 decrease in commission revenues is largely due to loss of the On-Site customers from our direct access business that was acquired in October 2001, lower sales volume from our institutional sales division and the reductions in the overall trading volume.

     Maintenance and Data Service Fees. Our revenues from maintenance and data service fees decreased by $123,831 or 55% from $224,696 for the three months ended March 31, 2002 to $100,865 for the three months ended March 31, 2003. This decrease is due the migration of customers from third party software to UltimateTrader II for which no fees are charged as well the loss of direct access customer accounts for which maintenance fees are charged.

    Revenues from Principal Transaction. Revenues from proprietary security transactions increased by 217%. We earned $2,009,365 from such transactions ending March 31, 2003 as compared to $633,398 for the three month period March 31, 2002. This increase is due partially due to our opening of the fixed income desk during the three month period ending March 31, 2003.

     Interest Income. Interest income decreased $394,584, or 78%, from $503,050 for the quarter ended March 31, 2002, to $ 108,466 for the quarter ended March 31, 2003. This decrease is largely due to the decrease in margin interest and interest that was earned by the Company on the retail accounts acquired from On-Site that was closed in June 2002 and interest income that is no longer earned from the LLC's operations, which were closed in May 2002

     Interest Expense. Interest expense decreased from $1,477,499 for the three months ending March 31, 2002 to $277,629 for the three months ended March 31, 2003. Included in interest expense for the three months ended March 31, 2002 is the amortization of the warrants issued in connection with the borrowing under the line of credit that occurred in March 2002. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection with the financing was approximately $1,000,000.

     Net Revenues. As a result of the foregoing, net revenues decreased by $1,902,976, or 37%, from $5,120,063 for the quarter ended March 31, 2002, to
$3,217,087 for the quarter ended March 31, 2003. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

   Expenses. Total expenses for the quarter ended March 31, 2003, were $6,538,208, a 67% decrease as compared to total expenses of $19,611,026 for the three month period ending March 31, 2002.

   Commissions, Floor Brokerage, and Clearing Charges. For the three month period ending March 31, 2003, we incurred $1,536,972 of commissions, floor brokerage and clearing charges, a 61% decrease as compared to the previous corresponding period in 2002. These costs represent payments to our clearing and floor brokers who facilitate security transactions for both our customers and our own proprietary accounts. This decrease is largely due to the June 2002 closing of the On-Site business, which had been acquired in October 2001. In addition, our institutional sales division had lower volumes as compared to the corresponding period in 2002.

     Employee Compensation and Related Costs. Our employee compensation and related costs decreased by $1,158,107, or 36%, from $3,215,351 for the quarter ended March 31, 2002, to $2,057,244 for the quarter ended March 31, 2003. This decrease is attributable to both the reduction in the number of employees related to the On-site business that was closed in June 2002 and to employees that were involved in the development and maintenance of our software that was sold in July 2002. In addition, lower compensation was paid to the institutional sales division as a result of declining revenue.

     Communications. Communications expense for the three month period ending March 31, 2003 amounted to $542,478, a 39% decrease as compared to the $885,504 for the corresponding three month period ending March 31, 2002. This decrease is largely due to the June 2002 closing of the On-Site business and to the communication costs related to the software that was sold in July 2002.

     Business development. Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $42,685, or 29%, from $149,235 for the quarter ended March 31, 2002, to $106,550, for the quarter ended March 31, 2003. This decrease was the result of the Company decreasing such expenditures as a part of its cost reduction program.

     Professional Services. Professional services primarily consist of legal, and accounting costs in addition to the cost of external consultants. For the three month period ending March 31, 2003 our professional services amounted to $599,706 as compared to $865,588 for the three month period March 31, 2002, a decrease of 31%. This decrease was largely due to a decrease in accounting fees and consulting fees as compared to the previous period.

     Occupancy and Equipment. Occupancy and Equipment decreased $2,489,406, or 88%, from $2,838,916 for the three-month period ending March 31, 2002 to $349,510 for the three-month period ending March 31, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, dropped due to our August 2002 surrender and termination of the 25th and 28th floor office leases at 40 Wall Street. These leases were terminated as part of our overall cost cutting initiatives. In addition, as part of the closing of the On-Site business in June 2002, we no longer have branch offices in Great Neck, New York and Boca Raton, Florida. In addition, included in occupancy and equipment for the quarter ended March 31, 2002 are one time penalties associated with early termination of leases.

     Depreciation and Amortization. Depreciation and amortization decreased by $990,968, or 66%, when comparing the $1,495,287 for the three-months ending March 31, 2002 to the $504,319 for the three-month period ending March 31, 2003, which was primarily due to the disposal or surrender of assets subject to such depreciation and amortization. We had sold software to an affiliate of our clearing broker and had written off intangible assets recognized as a result of the On-Site acquisition. In addition, we had surrendered leasehold improvements at our 40 Wall Street office and at former offices in Great Neck and Boca Raton.

     Other expenses increased by $352,069, from $489,360 for the quarter ended March 31, 2002 to $841,429 for the quarter ended March 31, 2003.

Loss on impairment. The loss on impairment of $5,724,110 in the three month period ending March 31, 2002 represents the write off of intangible assets (customer lists) acquired in the On-Site acquisition during the three month period ending March 31, 2002.


Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

     Revenues. Total revenues for the six months ended March 31, 2003 were $7,674,416, a decrease of 48%, as compared to revenues of $14,886,263 for the six months ended March 31, 2002.

    Commissions. For the six month period ending March 31, 2003, we earned commission revenues of $2,692,673 representing a 78% decrease as compared to the commission revenues of $12,200,131 for the corresponding period in 2002. This $9,507,458 decrease in commission revenues is largely due to loss of the On-Site customers from our direct access business that was acquired in October 2001, lower sales volume from our institutional sales division and the reductions in the overall trading volume.

     Maintenance and Data Service Fees. Our revenues from maintenance and data service fees decreased by $278,454, or 51%, from $540,809 for the six months ended March 31, 2002 to $262,355 for the six months ended March 31, 2003. This decrease is due the migration of customers from third party software to UltimateTrader II for which no fees are charged as well as the loss of direct access customer accounts for which maintenance fees are charged.

     Revenues from Principal Transaction. Revenues from proprietary security transactions increased by 295%. We earned $3,954,671 from such transactions for the six month period ending March 31, 2003 as compared to $1,000,758 for the six month period March 31, 2002.

     Interest Income. Interest income decreased $903,094, or 81%, from $1,118,932 for the six months ending March 31, 2002, to $215,838 for the six months ended March 31, 2003. This decrease is largely due to the decrease in margin interest and interest that was earned by the Company on the retail accounts acquired from On-Site that were closed in June 2002 and interest income that is no longer earned from the LLC's operations, which were closed in May 2002.

    Other Income. Other income of $548,879 for the six months ending March 31, 2003 represents a $523,246 increase as compared to the six months ended March 31, 2002. Such increase primarily relates to settlements with vendors for which the Company was the beneficiary.

     Interest Expense. Interest expense decreased from $2,494,209 for the six months ended March 31, 2002, to $424,522 for the six months ended March 31, 2003. This decrease was primarily due to the increased borrowings in connection with lines of credit that occurred for the six months ended March 31, 2002. The Company issued warrants in connection with certain borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection of the financing during the six months ended March 31, 2002 was approximately $1,600,000.

     Net Revenues. As a result of the foregoing, net revenues decreased by $5,142,160, or 41%, from $12,392,054 for the six months ended March 31, 2002 to $7,249,894 for the six months ended March 31, 2003. Customers in the United States generated the majority of the revenues and no single customer or group of customers accounted for 10% or more of the revenues.

     Expenses. Total expenses decreased by $20,792,164, or 63%, from $33,038,006 for the six months ended March 31, 2002, to $12,245,842 for the six months ended March 31, 2003.

     Commissions, Floor Brokerage, and Clearing Charges: For the six month period ending March 31, 2003, we incurred $2,552,188 of commissions, floor brokerage and clearing charges, a 69% decrease as compared to the corresponding six-month period in 2002. These costs represent payments to our clearing and floor brokers who facilitate security transactions for both our customers and our own proprietary accounts. This decrease is largely due to the June 2002 closing of the On-Site business which had been acquired in October 2001. In addition, our institutional sale division had lower volumes as compared to the previous period.

     Employee Compensation and Related Costs. Our employee compensation and related costs of $3,865,029 for the six month periods ending March 31, 2003 reflects a 41% decrease as compared to $6,591,742 incurred for such costs during the six month period ending March 31, 2002. This decrease is attributable to both the reduction in the number of employees related to the On-site business that was closed in June 2002 and to employees that were involved in the development and maintenance of our software, which was sold in July 2002. In addition, lower compensation was paid to the institutional sales division as a result of declining revenues.

    Communications. Communications expense for the six month period ending March 31, 2003 amounted to $824,926, a 52% decrease as compared to the $1,733,002 for the corresponding period in 2002. This decrease is largely due to the June 2002 closing of the On-Site business and the communication costs related to the software that was sold in July 2002.

    Business development. Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $283,329, or 69%, from $411,578 for the six months ended March 31, 2002, to $128,249 for the six month ended March 31, 2003, as the Company decreased such expenditures as a part of its cost reduction program.

   Professional services. Professional services primarily consist of legal, and accounting costs in addition to the cost of external consultants. For the six month period ending March 31, 2003 our professional services amounted to $998,730 as compared to $1,320,501 for the six month period March 31, 2002, a decrease of 24%. This decrease was largely due to a decrease in accounting fees and was partially offset by an increase in legal fees incurred as a result of litigation and settlement with vendors.

     Occupancy and Equipment. Occupancy and equipment decreased $3,177,240, or 69%, from $4,618,289 for the six month period ending March 31, 2002 to $1,441,049 for the six-month period ending March 31, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, dropped due to our August 2002 surrender and termination of the 25th and 28th floor office leases at 40 Wall Street. These leases were terminated as part of our overall cost cutting initiatives. In addition, as part of the closing of the On-Site business in June 2002, we no longer have the branch offices in Great Neck, New York and Boca Raton, Florida. In addition included in the quarter ended March 31, 2002 are one time penalties associated with early termination of leases.

     Depreciation and Amortization. Depreciation and Amortization decreased by $2,710,540, or 73%, when comparing the $3,714,266 for the six-months ending March 31, 2002 to the $1,003,726 for the six-month period ending March 31, 2003, primarily due to the disposal or surrender of assets subject to such depreciation and amortization. We had sold our software to an affiliate of our clearing broker and had written off intangible assets recognized as a result of the On-Site acquisition. In addition, we had surrendered leasehold improvements at our 40 Wall Street office and at former offices in Great Neck and Boca Raton.

     Other expenses increased by $317,590 from $1,030,068 for the six months ended March 31, 2002 to $ 1,347,658 for the six months ended March 31, 2003. This increase is due largely due the increase in the 2% penalty on the Series A Convertible Preferred Stock. The 2% penalty began to accrue in late December 2002 for failure to file a registration statement in accordance with the terms of the Series A Convertible Preferred Stock agreement. This increase was partially offset by a reduction in general operating expenses as part of our overall cost cutting initiatives.

     Loss on impairment. The loss on impairment of $ 5,724,110 represents the write off of intangible assets (customer lists) acquired in the On-Site acquisition.


    Minority interest of $412,495 represents the trading losses of the Class B non-voting members of the LLC that occurred in the six month period ending March 31, 2002. The LLC was closed in June 2002.


Liquidity and Capital Resources

     As indicated by the accompanying unaudited condensed consolidated financial statements, the Company has continued to incur consolidated net losses, and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     Cash provided by operating activities during the six months ended March 31, 2003 was $ 120,449 as compared to cash utilized by operating activities of $6,562,043 for the six months ended March 31, 2002. Cash was principally used to fund the net loss of $4,995,948 net of non-cash items including depreciation and amortization of $1,003,726, penalties related to the issuance of preferred stock of $759,107, non-cash compensation/service costs of $16,334, issuance of warrants of $45,620. In addition, cash was principally impacted by the return of $292,565 in cash to the Company that was previously held as a security deposit, a decrease in receivables from clearing brokers of $134,967, a decrease of securities owned of $2,042,251, an increase in accounts payable and accrued liabilities of $1,211,288 and a decrease in lease obligations and other of $281,627.

     Cash used in investing activities was $64,949 during the six months ended March 31, 2003, compared to cash provided by investing activities of $360,204 during the six months ended March 31, 2002. Uses of cash during the six months ended March 31, 2003, primarily related to the purchase of furniture and equipment.

     Cash used in financing activities was $235,038 during the six months ended March 31, 2003 compared to cash provided by financing of $5,693,786 during the six months ended March 31, 2002. Cash provided by financing activities during the six months ended March 31, 2003, principally consisted of net payments of notes payable of $200,000.

Net Operating Loss Carryforwards

     The Company's net operating loss carryforwards begin to expire in the year 2013. The issuance of additional equity securities, together with the Company's recent financing and public offering, could result in an ownership change and thus could limit our use of the Company's net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses, which may be limited as a result of any change in ownership.

Relevant Accounting Standards

     The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In April 2003, Financial Accounting Standards Board, "FASB" issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under
Statement  133.  This  Statement  is  effective  for  contracts  entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.


Management does not believe that the adoption of any of these pronouncements will have a material effect on the Company's condensed consolidated financial statements.


Investment Considerations and Risk Factors

     The following factors and other information in this filing should carefully be considered when evaluating the Company and its stock.

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

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including:


     o    sales methods;
     o    trade practices among broker-dealers;
     o    use and safekeeping of customers' funds and securities;
     o    capital structure;
     o    record keeping;
     o    conduct of directors, officers, and employees; and
     o supervision of employees, particularly those in branch offices.


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

     The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokers, including the SEC's Uniform Net Capital Rule (the "Net Capital Rule"). Net capital is the net worth of a broker or dealer (assets minus liabilities), less certain deductions that result from excluding assets that are not readily convertible into cash and from conservatively valuing certain other assets. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require the firm's liquidation.

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

     As of September 30, 2002, A.B. Watley had a net capital deficit of $301,523. This deficiency was cured in October 31, 2002. While the Company is presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.


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

Item 4. Controls and Procedures

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31,2003.

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

     The Company is a party to various suits alleging breach of contract (i) due to non-payment for services or goods provided, and (ii) for the minority interest of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations with respect to several of these suits.

     A suit seeking damages of $31,400,000 had been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, against A.B. Watley . Approximately $950,000 of that amount was alleged to represent AKRO's claims, with the balance representing claims brought by the Receiver. The suit alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer. On March 12, 2003, the Court dismissed the claims brought by the Receiver, and the parties are currently in the process of arriving at a settlement of the remaining claims.

     In March 2003, the holder of the $5 million secured demand note demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claims with the NASD Dispute Resolution office. The arbitration seeks to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. A date for the arbitration hearing has not yet been determined. The financial statements do not include any adjustments for fees and penalties associated with the litigation.

     We are a defendant in an action relating to the lease of equipment in which the plaintiff has asserted breach of contract and damages in the amount of $195,000. This such action is pending before the Supreme Court of New York, New York.

     We are a defendant in two actions relating to the lease of equipment in which the plaintiffs have asserted breach of contract claims against us. In May 2003, judgments were entered against us by the Supreme Court of New York, New York in the aggregate amount of approximately $618,000 in connection with these two matters. We intend to attempt to engage in discussions with the plaintiffs regarding potential settlement of these matters, however no assurances can be provided that we will be able to settle these matters.

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



In connection with the settlement of the following actions, we have paid or are required to pay an aggregate of approximately $476,000:

     - We settled an action pending before the AAA in connection with our failure to maintain a registration statement in which the plaintiffs asserted breach of contract and damages in the amount of approximately $84,000;

     - We settled a breach of contract action pending before the Supreme Court, Nassau County, New York arising out of an employment dispute. The plaintiff in this action was seeking compensatory damages of $93,000, as well as liquidated damages, under New York's Labor Law, in the amount of 25% of the compensatory damages;

     - We settled an action pending before the Supreme Court of New York, New York in connection with a construction contract in which the plaintiffs asserted breach of contract and damages in the aggregate amount of approximately $234,000;

     - We settled an action pending before the Supreme Court of New York, New York in connection with an advertising contract in which the plaintiffs asserted breach of contract and damages in the aggregate amount of approximately $29,000;

     - We settled an action relating to collection of an existing account payable in which a judgment has been entered against the Company totaling approximately $24,000; and

     - We settled an action in which the plaintiffs filed a claim against us requesting damages in the amount of approximately $274,658. The settlement agreement required that we make eight monthly payments to the plaintiff in the amount of $15,625 totaling $125,000. As of the date hereof, we have made two payments in the aggregate amount of $31,250. We have failed to continue to make further payments under this settlement agreement and we are not able to determine how our failure to make these payments will impact the Company in the near future.

The foregoing settled matters represented claims for an aggregate of approximately $738,658. As stated above, we have entered into settlement agreements with respect to these matters, which agreements provide for payment of an aggregate of approximately $321,000. Such settlements require partial payment and are expected to be completed between now and July 27, 2004. We intend to make any required partial payments from the cash flow generated from operations and/or from additional funds received from future financings, if any. Should any of these payments not be made in a timely manner or at all, we may be required to pay the balance of the liabilities.

     In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. The Company is not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which is expected to have a material adverse effect on our business. There can be no assurance that one or more future disciplinary actions, if decided adversely to the Company, would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and upon the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. As of the date hereof, the Company has not filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. As a result, the Company is in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of March 31, 2003, liquidated damages of approximately $1,827,000 have been accrued to the preferred holders.



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

Date: May 14, 2003

                                  A.B. WATLEY GROUP INC. (Registrant)

                                  By: /s/ John J. Amore
                                      --------------------------------
                                          John J. Amore
                                          Chief Executive Officer

                                  By: /s/ Robert Malin
                                      --------------------------------
                                          Robert Malin
                                          Principal Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ John J. Amore
                                        ----------------------------------
                                        Chief Executive Officer
                                        Date:  May 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    /s/ Robert Malin
                                    ----------------------------------
                                    Robert Malin
                                    Principal Financial Officer
                                    Date:  May 14, 2003