Form 10-Q
period 2003-06-30
WATLEY A B GROUP INC
filed 2003-08-14
CIK 1035632

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2003
                                                 --------------
                                       OR

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

The number of shares outstanding of the issuer`s common stock, par value $.001 per share, as of August 12, 2003 was 12,508,852.



                                                   A.B. Watley Group Inc.
Index

PART I-- FINANCIAL INFORMATION                                                                           Page

           Item 1. Financial Statements

            Condensed Consolidated Statements of Financial Condition

                           As of June 30, 2003 (Unaudited) and September 30, 2002 ......................    3

            Condensed Consolidated Statements of Operations

                           For the Three Months and Nine Months Ended June 30, 2003 and 2002 (Unaudited)    4

            Condensed Consolidated Statements of Cash Flows

                           For the Nine Months Ended June 30, 2003 and 2002 (Unaudited) .................   5

            Notes to Condensed Consolidated Financial Statements (Unaudited) ............................   7

            Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations  11

            Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  15

            Item 4. Controls and Procedures .............................................................  19

PART II-- OTHER INFORMATION

            Item 1. Legal Proceedings ...................................................................  19

            Item 2. Changes in Securities ...............................................................  20

            Item 3. Default on Senior Securities ........................................................  20

            Item 4. Submission of Matters to a Vote of Security Holders .................................  21

            Item 5. Other Information ...................................................................  21

            Item 6. Exhibits and Reports on Form 8-K ....................................................  21

Signatures ..............................................................................................  22


Certifications ..........................................................................................  23

Exhibits       ..........................................................................................  24


PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements



                                                       A.B. Watley Group Inc.
                                      Condensed Consolidated Statements of Financial Condition
------------------------------------------------------------------------------------------------------------------

                                                                              June 30, 2003     September 30, 2002
                                                                              --------------    -----------------
                                                                               (Unaudited)

Assets:
Cash and cash equivalents                                                       $         -           $  213,766
Restricted cash                                                                           -              292,565
Receivable from clearing brokers                                                          -            1,028,588
Securities owned at market value                                                  2,978,917            2,145,472
Secured demand note receivable                                                    5,000,000                  -
Property and equipment, net of accumulated depreciation
of $5,984,880 and $5,317,435                                                      1,804,917            2,889,711
Loans receivable from related party                                                 258,226              258,226
Security deposits                                                                   159,296              132,001
Other assets                                                                        125,534               76,291
                                                                                 ------------       ------------
Total Assets                                                                    $10,326,890           $7,036,620
                                                                                 ============       ============
Liabilities and Stockholders` Deficit:

Accounts payable and accrued liabilities                                        $ 9,864,315          $ 8,409,141
Payable to clearing broker                                                        2,336,279                    -
Accrued liabilities to LLC Class B Members                                        2,370,253            2,492,310
Securities sold and not yet purchased                                               169,987                    -
Notes payable - other                                                             3,082,826            3,282,826
Notes payable to former officer                                                     700,000              700,000
Lease obligations and other                                                       1,306,848            1,524,195
Subordinated borrowings - other                                                   5,167,517              350,000
Subordinated borrowings from officer                                                180,000              180,000
                                                                                 -----------        ------------
                                                                                 $25,178,025         $16,938,472
                                                                                 -----------        ------------

Series A redeemable convertible preferred stock $0.01 par value, 690 shares authorized and 630 and 0 issued and outstanding at June 30, 2003 and
   September 30, 2002 and accrued dividends
  (liquidation preference  - $6,300,000)                                          6,867,001            6,926,487
                                                                                ------------        ------------

Stockholders` Deficit:
Preferred Stock $0.01 par value, 1,000,000 shares authorized and none issued and
   outstanding at June 30, 2003 and September 30, 2002                                -                  -
Common stock, $0.001 par value, 20,000,000 shares authorized at June 30, 2003 and September 30, 2002, and 12,508,852 issued and
outstanding at June 30, 2003 and September 30, 2002                                  12,509              12,509
Additional paid-in capital                                                       46,911,886          45,819,569
Option costs                                                                        (13,996)            (32,663)
Accumulated deficit                                                             (68,628,535)        (62,627,754)
                                                                                ------------       ------------
Total Stockholders` Deficit                                                    $(21,718,136)       $(16,828,339)
                                                                                ------------       ------------
Total Liabilities and Stockholders` Deficit                                     $10,326,890         $ 7,036,620
                                                                                ============       ============





See accompanying notes to condensed consolidated financial statements.

                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                             Three Months Ended             Nine Months Ended
                                                                  June  30,                     June 30,
                                                      ----------------------------    ----------------------------
                                                          2003           2002            2003            2002
                                                      ------------    ------------    ------------    ------------

Revenues:
Commissions                                            $1,716,675      $2,441,796      $4,409,349     $14,641,927
Maintenance and data service fees                          46,130         121,722          62,336         383,059
Sale of Software Income                                         -       1,191,000              -        1,191,000
Principal transactions                                  2,669,454         155,433       6,624,125       1,156,191
Interest income                                           310,381       1,410,433         994,258       2,834,470
Other Income                                                   17            -            327,006             -
                                                      ------------    ------------    ------------    ------------
Total revenues                                          4,742,657       5,320,384     $12,417,074      20,206,647
Interest expense                                          218,836         304,263         577,022       2,538,506
Interest expense - related parties                         82,864         127,625         149,201         387,591
                                                      ------------    ------------    -----------     ------------
Net revenues                                            4,440,957       4,888,496     $11,690,851      17,280,550
                                                      ------------    ------------    ------------    ------------

Expenses and other charges:
Commissions, floor brokerage and clearing charges       1,678,542       1,914,415       4,213,913     10,221,360
Employee compensation and related costs                 2,461,346       2,276,615       6,326,377      8,868,357
Communications                                            189,546         934,107       1,014,473      2,667,109
Business development                                       70,018          16,509         198,268        428,087
Professional services                                     356,311       1,043,127       1,371,860      2,363,628
Occupancy and equipment costs                             336,741       1,195,684       1,821,825      5,813,973
Depreciation and amortization                             138,369       1,480,383       1,098,062      5,194,649
Other expenses                                            214,914         387,349       1,562,570      1,417,417
Loss on Investments                                             -              -           84,287             -
Impairment of intangibles                                       -       2,146,000            -         7,870,110
Abandonment of leaseholds                                       -         618,028            -           618,028
Minority interest applicable to LLC Class B members             -        (487,374)           -          (899,869)
                                                      ------------    ------------    -----------     ------------

Total Expenses                                         5,445,787       11,524,843      17,691,635      44,562,849
                                                      ------------    ------------    -----------     ------------

Loss before income taxes and extraordinary item      (1,004,830)       (6,636,347)    (6,000,784)     (27,282,299)
Income tax provision                                         -                -             -              (4,150)
                                                      ------------    ------------    -----------     ------------

Loss before extraordinary item                       (1,004,830)       (6,636,347)    (6,000,784)     (27,286,449)
Extraordinary loss on extinguishment of debt                 -                -               -          (250,000)
                                                      ------------    ------------    -----------     ------------
Net loss                                             $(1,004,830)     $(6,636,347)   $(6,000,784)    $(27,536,449)
                                                      ============    ============    ===========     ============

Basic and diluted loss per common share:

Loss before extraordinary item                      $ (1,004,830)    $(6,636,347)    $(6,000,784)    $(27,286,449)
       Deemed dividend to preferred shareholders
- beneficial conversion                                      -               -               -         (1,639,797)
       Deemed dividend to preferred shareholders
- accretion of redemption                                    -          (588,732)            -         (1,371,732)
Preferred stock dividends                                (63,000)        (94,500)       (252,000)        (220,500)
                                                      ------------    ------------    ------------    ------------
Loss before extraordinary item attributable to
common shareholders                                    (1,067,830)    (7,319,579)      (6,252,784)    (30,518,478)
       Extraordinary loss on extinguishment of debt          -              -                -           (250,000)
                                                      ------------    ------------    ------------    ------------
Net loss attributable to common shareholders          $(1,067,830)    $(7,319,579)    $(6,252,784)   $(30,768,478)
                                                      ============    ============    ============    ============

Loss before extraordinary item                           $ (0.09)      $   (0.59)          $ (0.50)       $ (2.44)
Extraordinary item                                       $ (0.00)      $        -          $ (0.00)       $ (0.02)
Basic and diluted loss per share                         $ (0.09)      $   (0.59)          $ (0.50)       $ (2.46)

Weighted average shares outstanding                    12,508,852      12,508,852       12,508,852      12,508,852
                                                      ============    ============    =============  =============

See accompanying notes to condensed consolidated financial statements.



                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                              Nine Months Ended
                                                                                 June 30,
                                                                  -------------------------------------
                                                                      2003                     2002
                                                                  ------------             ------------

Cash flows  provided by (used in) operating activities:

Net loss                                                           $(6,000,784)             $(27,536,449)
Adjustments to reconcile net loss to net cash
provided by (used in) Operating
   activities:
       Non-cash compensation and service costs                            -                      200,568
       Options costs                                                    18,672                   225,801
       Sale of software                                                    -                  (1,191,000)
       Penalties-preferred stock                                       759,107                   311,487
       Issuance of warrants                                             91,240                 1,390,569
       Minority interest applicable to LLC
        Class B members                                                (87,019)                 (899,869)
       Depreciation and amortization                                 1,098,062                 5,328,023
       Loss on impairment of intangibles                                   -                   7,870,110
       Loss on extinguishment of debt                                      -                     250,000
       Loss on disposal of leasehold
         improvements                                                      -                     618,028
       Changes in assets and liabilities:
       (Increase) decrease in operating assets:
              Restricted cash                                          292,565                    70,758
              Receivables from clearing brokers                      1,028,588                (1,242,901)
              Securities owned                                       ( 833,445)                4,880,475
              Loans receivable from related party                          -                       4,670
              Security deposits                                        (27,295)                1,297,104
              Other assets                                             (49,243)                  439,295
       Increase (decrease) in operating liabilities:
              Accounts payable and accrued liabilities               1,455,173                 2,323,822
              Payable to clearing broker                             2,336,279                       -
              Securities sold, not yet purchased                       169,987                (3,720,537)
              Lease obligations and other                             (217,347)                  (60,152)
                                                                     ------------             -------------
Net cash provided by (used in) operating activities                    $34,540                $(9,440,198)
                                                                     ------------             --------------

Cash flows (used in) provided by investing activities:

Purchases of property and equipment                                    (13,268)                  (216,798)
Proceeds of sale of software license                                      -                     1,771,210
                                                                     ------------             --------------

Net cash (used in) provided by investing
activities                                                           $ (13,268)                $1,554,412
                                                                     ------------             --------------


Cash flows from financing activities:

Proceeds from sale of preferred stock                                     -                     3,324,291
Proceeds from notes payable                                            250,000                  3,779,686
Proceeds from notes payable to officer                                    -                       900,000
Repayment of notes payable                                            (450,000)                       -
Capital contribution from Class B members                                 -                       446,307
Capital distribution to LLC Class B members                            (35,038)                (1,005,670)
                                                                    ------------             --------------

Net cash (used in) provided by financing activities                 $ (235,038)                $7,444,614
                                                                    ------------             --------------

Net decrease in cash and cash equivalents                             (213,766)                  (441,172)
Cash and cash equivalents at beginning of period                       213,766                    508,053
                                                                    ------------             --------------

Cash and cash equivalents at end of period                          $     _                    $   66,881
                                                                    ============             ==============

     See accompanying notes to condensed consolidated financial statements.





                             A.B. Watley Group Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited), Continued



                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                               ---------------------------------
                                                                                  2003                   2002
                                                                               -----------            ----------

Supplemental non-cash financing activities and disclosure of cash flow information:


Forgiveness of penalties on Preferred Stock                                    $1,070,593             $  -
                                                                               ===========            ==========
Receivable from E*Trade                                                        $    -                 $3,809,000
                                                                               ===========            ==========
Issuance of notes payable in payment of operating expenses                     $    -                 $  225,714
                                                                               ===========            ==========

Notes payable assigned to clearing broker                                      $    -                 $2,150,000
                                                                               ===========            ==========

Preferred stock dividends                                                      $  252,000             $  220,500
                                                                               ===========            ==========
Exchange of subordinated debt for preferred stock                              $    -                 $2,500,000
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -beneficial
conversion                                                                     $    -                 $1,639,797
                                                                               ===========            ==========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                                             $    -                 $1,371,732
                                                                               ===========            ==========
Net assets of On-Site acquired by the issuance of
common stock                                                                   $    -                 $5,703,000
                                                                               ===========            ==========

Borrowings under secured demand note collateral agreement                      $5,000,000             $    -
                                                                               ===========            ==========

Debt discount issued relating  to the warrants issued in
connection with the borrowings under the secured demand note                   $  273,723             $    -
                                                                               ===========            ==========
7

Settlements of Minority Interests                                              $   87,019             $    -
                                                                               ===========            ==========

Cash paid for:
   Interest                                                                    $  188,131             $  179,897
                                                                               ===========            ==========

   Taxes                                                                       $     -                $   -
                                                                               ===========            ==========

     See accompanying notes to condensed consolidated financial statements.



                             A.B. Watley Group Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Organization and Business

     A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley") A.B. Watley Direct, Inc. ("Direct" and formerly Integrated Clearing Solutions, Inc.).


     A.B. Watley and Direct are registered broker-dealers with the Securities and Exchange Commissions ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services, institutional block trading as well as equity and fixed income trading. Direct is an introducing broker-dealer conducting sales of mutual funds to institutional clients. A.B. Watley and Direct clear all transactions through clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley and Direct are exempt from Rule 15c3-3 of the Securities Exchange Act of 1934.


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

     During the current Fiscal Year, the Company adopted Statement of Financial Accounting Standard No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure." This statement amended Statement No. 123, "Accounting for Stock-based Compensation." As permitted under Statement No. 123, the Company continues to apply the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required under Statement No. 148, the following table presents pro forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards.

                                       THREE MONTHS                                NINE MONTHS
                                 -------------------------------       --------------------------------
                                     2003               2002               2003                2002
                                 ------------       ------------       --------------     -------------
Periods ended June 30,
Net loss                          $(1,004,830)      $ (7,319,579)       $(6,189,784)      $(30,768,478)
Stock-based employee
compensation cost, net
of tax effect, under
fair value accounting                 148,326             35,160            333,732            365,565
                                  -----------       ------------        -----------       -------------
Pro forma net loss under
Fair Value Method                 $(1,153,156)      $ (7,354,739)       $(6,523,516)      $(31,134,043)
                                   -----------       ------------        -----------       -------------
Loss per share
basic and diluted                 $     (0.08)      $      (0.59)       $     (0.49)      $      (2.46)
Per share stock-based
employee compensation
cost, net of tax effect,
under fair value
accounting                               0.01                  -               0.03               0.03
                                  -----------       ------------        -----------       -------------
Pro forma loss per
share - basic and diluted         $     (0.09)      $      (0.59)       $     (0.52)      $      (2.49)
                                  -----------       ------------        -----------       -------------

     The weighted average exercise price of options granted as of June 30, 2003 and 2002 was $0.35 and $0.10 , respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company`s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management`s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:



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

     At June 30, 2003 and 2002, the Company had warrants outstanding of 7,037,036 and 4,124,405 , respectively, with exercise prices ranging between $0.00 and $19.47 and expirations extending through March 2012. The Company adopted the above pronouncements during the current fiscal year and there was no material effect on the Company`s condensed consolidated financial statements.

3.   Liquidity and Capital Resources

     The Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Managements plans with respect to these matters includes continuing to streamline operations, expanding its customer base and seeking to raise additional capital.


4.   Net Capital Requirements

     A.B. Watley and Direct are subject to the SEC`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined. Direct is required to maintain minimum net capital of $5,000 or 6-2/3% of aggregate indebtedness as defined.

     As of June 30, 2003, A.B. Watley and Direct`s net capital in excess of minimum requirements was $1,096,175 and $56,870, respectively.

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

     Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of June 30, 2003 the holders of the Preferred Stock waived their rights to all penalties through July 31, 2004. Penalties accrued through June 30, 2003 in the amount of $1,070,593 have been reversed and recorded as additional paid-in-capital.

     The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. As of June 30, 2003 the holders of the Preferred Stock have waived their rights to all future dividends during the period June 1, 2003 through May 31, 2004. For the nine-month periods ended June 30, 2003 and 2002, dividends of $252,000 and $220,500 were accrued for the Preferred Stock.

     The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash equal to the greater of the liquidation preference amount plus any accrued but unpaid dividends and penalties or the aggregate of the market value of the shares of the Common Stock into which such shares of the Preferred Stock are then convertible, upon certain triggering events, as defined in the Agreement. Such triggering events have occurred. The holders of the Preferred Stock waived their Redemption Rights through July 31, 2004.

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

     As of June 30, 2003 and 2002, the dilutive effect of the conversion of preferred stock and accumulated penalties and dividends would result in the issuance of 2,327,797 and 2,347,962 shares respectively.

7.   Notes and Loans Payable

     The Company`s outstanding obligation under notes and loans payable as of June 30, 2003 and September 30, 2002 was as follows:


                                        June  30,     September 30,
                                           2003              2002
                                        ----------        ----------
Borrowings under line of credit         $3,082,826        $3,082,826
Notes payable to former officers           700,000           700,000
Loans payable - other                         -              200,000
                                        ----------        ----------
                                        $3,782,826        $3,982,826
                                        ==========        ==========

     As of June 30, 2003 and September 30, 2002, interest payable on the Company`s borrowings totaled $586,566 and $275,000, respectively. The Company recognized interest expense of $311,566 and $41,917 for the nine month periods ending June 30, 2003 and 2002, respectively. Included in interest expense for the nine months ended June 30, 2002 is the amortization of the warrants issued in connection of the borrowing under the line of credit that occurred in March 2002. The value of such warrants were amortized over the term of the loan as a component of interest expense.

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


8.   Subordinated Borrowings

     Subordinated borrowings as of June 30, 2003 and September 30, 2002 are as follows:




Subordinated Notes:                                  June 30, 2003   September 30, 2002
                                                     --------------   ------------------

   Non-interest bearing, due October 31, 2003        $   55,000         $  55,000
   12%,due October 31, 2003                             125,000           125,000
                                                     -----------       -----------
                                                     $  180,000         $ 180,000
                                                     ===========       ===========



   13%,due October 31, 2003                          $  150,000         $ 150,000
   15%,due October 31, 2003                             200,000           200,000
                                                     -----------       -----------
                                                     $  350,000         $ 350,000


Secured Subordinated Demand Notes:
   7% due June 30, 2004                              $5,000,000             --
      Less debt discount relating to the warrants
      issued in connection with the Secured
      Subordinated Demand Note                         (182,482)            --
                                                     -----------       -----------

                                                     $4,817,512             --
                                                     -----------       -----------

                                                     $5,167,518         $ 350,000
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

     The Company recorded a debt discount of $273,723 which will be amortized to interest expense over the life of the secured demand note. Interest expense relating to the warrants was $45,621 for the period ending June 30, 2003.

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

     Of the total subordinated borrowings, $180,000 and $350,000 both at June 30, 2003 and September 30, 2002, are from an officer and stockholder of the Company, respectively.

9.   Commitments and Contingencies

Lease Agreements
-----------------

     In January 2003, the Company entered into two leases for office space requiring security deposits of approximately $21,000 and aggregate minimum monthly rents of $15,173. The leases expire in 2004.

Litigation
-----------

     The Company is a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for the minority interests of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations with respect to several of these suits.

     A suit seeking damages of $31,400,000 had been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, against A.B. Watley. Approximately $950,000 of that amount was alleged to represent AKRO`s claims, with the balance representing claims brought by the Receiver. The suit alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer. On March 12, 2003, the Court dismissed the claims brought by the Receiver, and the parties have settled all outstanding claims which did not materially impact the financial statements.

    In August 2003, a claimant brought an arbitration with the National Association of Securities Dealers against A.B. Watley, Inc. for breach of a separation agreement. Claimant is seeking $875,000 in damages, securities and bonus compensation in an amount to be determined at hearing, plus interest and attorney`s fees. The Company denies any liability in its entirety.

     In August 2003, a claimant brought an arbitration with the National Association of Securities Dealers against A.B. Watley, Inc. the National Association of Securities Dealers for breach of a separation agreement. Claimant is seeking $709,166.60 in damages, securities and bonus compensation in an amount to be determined at hearing, plus interest and attorney`s fees. The Company denies any liability in its entirety.

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

10.  Income taxes

     The Company has net operating loss carryforwards ("NOL`s") for federal income tax purposes approximating $66,208,000 as of March 31, 2003. The NOL`s are scheduled to expire no sooner than September 30, 2013.

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

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity`s activities or entitled to receive a majority of the entity`s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

    Management has not yet determined the effect of the adoption of any of these pronouncements and the effect on the Company`s condensed consolidated financial statements.

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

     This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company`s financial position, business strategy and plans and objectives of the Company`s management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company`s management, as well as assumptions made by and information currently available to the Company`s management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company`s management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-Q, 8-K, and 10-K reports filed with the Commission.

Results of Operations

Three  Months  Ended June 30, 2003 Compared to the Three Months Ended June 30,
2002

     Revenues. Total revenues for the quarter ended June 30, 2003 were $4,742,657, a decrease of $577,727 or 11%, as compared to revenues of $5,320,384 for the quarter ended June 30, 2002.

     Commissions. For the three month period ending June 30, 2003, the Company earned commission revenues of $1,716,675 representing a 30% decrease as compared to the commission revenues of $2,441,796 for the corresponding period in 2002. The $725,121 decrease in commission revenues is largely due to loss of the On-Site direct access business.

     Maintenance and Data Service Fees. Our revenues from maintenance and data service fees decreased by $75,592 or 62% from $121,722 for the three months ended June 30, 2002 to $46,130 for the three months ended June 30, 2003. This decrease is due to the migration of customers from third party software to UltimateTrader II for which no fees are charged as well as the loss of direct access customer accounts for which maintenance fees are charged.

     Sale of Software Income for the three month period ending June 30, 2002 AB Watley received proceeds of $1,191,000 from the sale of software to E*Trade in April 2002. For the three month period ending June 30, 2003 there was no sale of software.

     Principal Transaction. Revenues from proprietary securities transactions increased by $2,514,021 or 1,617%. We earned $2,669,454 from such transactions ending June 30, 2003 as compared to $155,433 for the three month period June 30, 2002. This increase is primarily due to favorable overall market conditions and an increase in the value securities owned.

    Interest Income. Interest income decreased by $1,100,052, or 78%, from $1,410,433 for the quarter ended June 30, 2002, to $310,381 for the quarter ended June 30, 2003. This decrease is largely due to the decrease in margin interest that was earned by the Company on the retail accounts and proprietary businesses acquired from On-Site that were closed in the quarter ended June 2002.

     Interest Expense. Interest expense and interest expense - related parties decreased by $130,188 or 30%,from $431,888 for the three months ending June 30, 2002 to $301,700 for the three months ended June 30, 2003. Included in interest expense for the three months ended June 30, 2002 is the amortization of the warrants issued in connection with the borrowing under the line of credit that occurred in March 2002. The value of such warrants were amortized over the term of the loan as a component of interest expense. Included in interest income for the three months ended June 30, 2003 is interest expense related to the $5,000,000 secured demand note.

     Net Revenues. As a result of the foregoing, net revenues decreased by $447,539, or 9%, from $4,888,496 for the quarter ended June 30, 2002, to $4,440,957 for the quarter ended June 30, 2003. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

 Expenses. Total expenses for the quarter ended June 30, 2003 were $5,445,787, a decrease of $6,079,056 or 53%, as compared to expenses of $11,524,843 for the quarter ended June 30, 2002.

   Commissions, Floor Brokerage, and Clearing Charges. For the three month period ending June 30, 2003, the Company incurred $1,678,542 of commissions, floor brokerage and clearing charges, a 12% decrease as compared $1,914,415 to the corresponding period in 2002. These costs represent payments to our clearing and floor brokers who facilitate securities transactions for both our customers and our own proprietary accounts. This decrease of $235,873 is largely due to the June 2002 closing of the On-Site business, which had been acquired in October 2001. In addition, our institutional sales division had lower volumes as compared to the corresponding period in 2002.

     Employee Compensation and Related Costs. Employee compensation and related costs increased by $184,731, or 8%, from $2,276,615 for the quarter ended June 30, 2002, to $2,461,346 for the quarter ended June 30, 2003. This increase is attributable to favorable market conditions and in increase in securities owned which, in turn, led to increased proprietary trading revenues and, consequently, increased trader compensation costs.

     Communications. Communications expense for the three month period ending June 30, 2003 amounted to $189,546, a 80% decrease as compared to the $934,107 for the corresponding three month period ending June 30, 2002. This $744,561 decrease is largely due to the June 2002 closing of the On-Site business and to the communication costs related to the software that was sold in July 2002.

     Business Development. Business development costs consist of advertising costs, which have mostly been for print, media, trade shows and meetings to obtain new clients. These expenses increased by $53,509, or 324%, from $16,509 for the quarter ended June 30, 2002, to $70,018, for the quarter ended June 30, 2003.

     Professional Services. Professional services primarily consist of legal, and accounting costs in addition to the cost of external consultants. For the three month period ending June 30, 2003 our professional services amounted to $356,311 as compared to $1,043,127 for the three month period June 30, 2002, a decrease of 66%. This decrease was partially due to a decrease in accounting fees, legal fees and consulting fees related to the sale of the software and the conversion of notes payable during the three months ended June 30, 2002.

     Occupancy and Equipment Costs. Occupancy and Equipment costs decreased $858,943, or 72%, from $1,195,684 for the three-month period ending June 30, 2002 to $336,741 for the three-month period ending June 30, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, dropped due to our August 2002 surrender and termination of the 25th and 28th floor office leases at 40 Wall Street. The surrender of these leases resulted in a write-off of leasehold improvements of $ 618,028. These leases were terminated as part of our overall cost cutting initiatives. In addition, as part of the closing of the On-Site business in June 2002, the Company no longer has branch offices in Great Neck, New York and Boca Raton, Florida.

     Depreciation and Amortization. Depreciation and amortization decreased by $1,342,014, or 91%, when comparing the $1,480,383 for the three-months ending June 30, 2002 to the $138,369 for the three-month period ending June 30, 2003, which was primarily due to the disposal or surrender of assets subject to such depreciation and amortization. The Company sold software to an affiliate of our clearing broker and wrote-off intangible assets recognized as a result of the On-Site acquisition. In addition, the Company surrendered leasehold improvements at our 40 Wall Street office and at former offices in Great Neck, New York and Boca Raton, Florida.

     Other Expenses. Other expenses decreased by $172,435 or 45% from $387,349 for the three months ended June 30, 2002 to $214,914 for the three months ended June 30, 2003.

     Impairment of Intangibles. The impairment of intangibles of $2,146,000 in the three month period ending June 30, 2002 represents the write off of intangible assets (customer lists) acquired in the On-Site acquisition.

     Abandonment of Leaseholds. The abandonment of leaseholds of $618,028 incurred during the three months ended June 30, 2002 represents the write-off leasehold improvements at the Company`s offices at 40 Wall Street, New York, Great Neck, New York and Boca Raton, Florida, all of which were surrendered.

     Minority Interest Applicable to LLC Class B Members. Minority Interest of $487,374 represents the trading losses of the Class B non-voting members of the LLC that occurred in the nine month period ending June 30, 2002. The LLC was closed in June 2002.



Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

     Revenues. Total revenues for the nine months ended June 30, 2003 were $12,417,074, a decrease of $7,789,573 or 39%, as compared to revenues of $20,206,647 for the nine months ended June 30, 2002.

     Commissions. For the nine month period ending June 30, 2003, the Company earned commission revenues of $4,409,349 representing a 70% decrease as compared to the commission revenues of $14,641,927 for the corresponding period in 2002. This $10,232,578 decrease in commission revenues is largely due to loss of the On-Site customers from the direct access business that was acquired in October 2001, lower sales volume from our institutional sales division and the reduction in the overall trading volume.

     Maintenance and Data Service Fees. Our revenues from maintenance and data service fees decreased by $320,723, or 84%, from $383,059 for the nine months ended June 30, 2002 to $62,336 for the nine months ended June 30, 2003. This decrease is due the migration of customers from third party software to UltimateTrader II for which no fees are charged as well as the loss of direct access customer accounts for which maintenance fees are charged.

     Sale of Software Income. For the three month period ending June 30, 2002 the Company received proceeds of $1,191,000 from the sale of software to E*Trade in April 2002. For the nine month period ending June 30, 2003, there was no sale of software.

     Principal Transactions. Revenues from proprietary securities transactions increased by $5,467,934 or 473%. The Company earned $6,624,125 from such transactions for the nine month period ending June 30, 2003 as compared to $1,156,191 for the nine month period June 30, 2002. This increase is primarily due to favorable overall market conditions and an increase in the value securities owned.

     Interest Income. Interest income decreased $1,840,212 or 65%, from $2,834,470 for the nine months ending June 30, 2002, to $994,258 for the nine months ended June 30, 2003. This decrease is largely due to the decrease in margin interest that was earned by the Company on the retail accounts and proprietary businesses acquired from On-Site that were closed in the quarter ended June 2002.

     Other Income. Other income of $327,006 or the nine months ending June 30, 2003 primarily relates to proceeds from the World Trade Center relief program affiliated with the SBA related to September 11th, 2001 fund.


     Interest Expense. Interest expense and Interest expense - related parties decreased by $2,199,874 or 75%, $2,926,097 for the nine months ended June 30, 2002, to $726,223 for the nine months,ended June 30,2003. Included in interest expense for the nine months ended June 30, 2002 is the amortization of the warrants issued in connection with the borrowing under the line of credit that occurred in March 2002. The value of such warrants were amortized over the term of the loan as a component of interest expense. Included in interest income for the three months ended June 30, 2003 is interest expense related to the $5,000,000 secured demand note.

     Net Revenues. As a result of the foregoing, net revenues decreased by $5,589,699, or 32%, from $17,280,550 for the nine months ended June 30, 2002 to $11,690,851 for the nine months ended June 30, 2003. Customers in the United States generated the majority of the revenues and no single customer or group of customers accounted for 10% or more of the revenues.

     Expenses. Total expenses decreased by $26,871,214, or 60%, from $44,562,849 for the nine months ended June 30, 2002, to $17,691,635 for the nine months ended June 30, 2003.

     Commissions, Floor Brokerage, and Clearing Charges: For the nine month period ending June 30, 2003, we incurred $4,213,913 of commissions, floor brokerage and clearing charges, a 59% decrease as compared to $10,221,360 the corresponding nine-month period in 2002. These costs represent payments to our clearing and floor brokers who facilitate security transactions for both our customers and our own proprietary accounts. This decrease is largely due to the June 2002 closing of the On-Site business which had been acquired in October 2001. In addition, our institutional sales division had lower volumes as compared to the corresponding period in 2002.

     Employee Compensation and Related Costs. Employee compensation and related costs of $6,326,377 for the nine month period ending June 30, 2003 reflects a 29% decrease as compared to $8,868,357 incurred for such costs during the nine month period ending June 30, 2002. This decrease is attributable to the reduction in the number of employees related to the On-site business that was closed in June 2002 and employees that were involved in the development and maintenance of our software, which was sold in July 2002. In addition, lower compensation was paid to the institutional sales division as a result of declining revenues.

     Communications. Communications expense for the nine month period ending June 30, 2003 amounted to $1,014,473, a 62% decrease as compared to the $2,667,109 for the corresponding period in 2002. This decrease is largely due to the June 2002 closing of the On-Site business and the communication costs related to the software that was sold in July 2002.

     Business Development. Business development costs consist of advertising costs, which have mostly been for print, media and trade shows to obtain new clients. These expenses decreased by $229,819, or 54%, from $428,087 for the nine months ended June 30, 2002, to $198,268 for the nine month ended June 30, 2003, as the Company decreased such expenditures as a part of its cost reduction program.

     Professional Services. Professional services primarily consist of legal, and accounting costs in addition to the cost of external consultants. For the nine month period ending June 30, 2003 our professional services amounted to $1,371,860 as compared to $2,363,628 for the nine month period June 30, 2002, a decrease by $991,768 or 42%. This decrease was largely due to a decrease in accounting fees and legal fees associated with the On-Site acquisition, the sale of the software and the conversion of notes payable during the three months ended June 30, 2002.

     Occupancy and Equipment Costs. Occupancy and equipment costs decreased $3,992,148, or 69%, from $5,813,973 for the nine month period ending June 30, 2002 to $1,821,825 for the nine-month period ending June 30, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, dropped due to our August 2002 surrender and termination of the 25th and 28th floor office leases at 40 Wall Street. The surrender of these leases resulted in a write-off of leasehold improvements of $ 618,028. These leases were terminated as part of our overall cost cutting initiatives. In addition, as part of the closing of the On-Site business in June 2002, we no longer have branch offices in Great Neck, New York and Boca Raton, Florida.

     Depreciation and Amortization. Depreciation and Amortization decreased by $4,096,587, or 79%, when compared to the $5,194,649 for the nine-months ending June 30, 2002 to the $1,098,062 for the nine-month period ending June 30, 2003, primarily due to the disposal or surrender of assets subject to such depreciation and amortization. The Company sold software to an affiliate of our clearing broker and wrote-off intangible assets recognized as a result of the On-Site acquisition. In addition, the Company surrendered leasehold improvements at our 40 Wall Street office and at former offices in Great Neck, New York and Boca Raton, Florida.

     Other Expenses. Other Expenses increased by $145,153 or 10% from $1,417,417 for the nine months ended June 30, 2002 to $ 1,562,570 for the nine months ended June 30, 2003. This increase is due largely due to the 2% penalty on the Series A Convertible Preferred Stock. The 2% penalty began to accrue in late December 2002 for failure to file a registration statement in accordance with the terms of the Series A Convertible Preferred Stock agreement. This increase was partially offset by a reduction in general operating expenses as part of our overall cost cutting initiatives.

     Impairment of Intangibles. The impairment of intangibles of $ 7,870,110 represents the write-off of intangible assets (customer lists) acquired in the On-Site acquisition.

     Abandonment of Leaseholds. The abandonment of leaseholds of $618,028 incurred during the three months ended June 30, 2002 represents the write-off leasehold improvements at the Company`s offices at 40 Wall Street, New York, Great Neck, New York and Boca Raton, Florida, all of which were surrendered.


     Minority Interest Applicable to LLC Class B Members. Minority interest of $899,869 represents the trading losses of the Class B non-voting members of the LLC that occurred in the nine month period ending June 30, 2002. The LLC was closed in June 2002.

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

     Cash provided by operating activities during the nine months ended June 30, was a increase $34,540 as compared to cash utilized by operating activities of $9,440,198 for the nine months ended June 30, 2002. Cash was principally used to fund the net loss of $6,000,784 net of non-cash items including depreciation and amortization of $1,098,062, penalties related to the issuance of preferred stock of $759,107, non-cash compensation/service costs of $18,672, issuance of warrants of $91,240. In addition, cash was principally impacted by the return of $292,565 in cash to the Company that was previously held as a security deposit, a decrease in receivables from clearing brokers of $1,028,588 offset by an increase in securities owned of $833,445, an increase in accounts payable and accrued liabilities of $1,455,173, an increase in payable to clearing broker of $2,336,279 and a decrease in lease obligations and other of $217,347.

     Cash used in investing activities was $13,268 during the nine months ended June 30, 2003, compared to cash provided by investing activities of $1,554,412 during the nine months ended June 30, 2002. Uses of cash during the nine months ended June 30, 2003, primarily related to the purchase of furniture and equipment.

     Cash used in financing activities was $235,038 during the nine months ended June 30,2003 compared to cash provided by financing of $7,444,614 during the nine months ended June 30, 2002. Cash provided by financing activities during the nine months ended June 30, 2003, principally consisted of net payments of notes payable of $200,000.

Net Operating Loss Carryforwards

     The Company`s net operating loss carryforwards begin to expire in the year 2013. The issuance of additional equity securities, together with the Company`s financing could result in an ownership change and thus could limit our use of the Company`s net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses, which may be limited as a result of any change in ownership.

Relevant Accounting Standards

     The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB").

     In January 2003, the FASB issued Interpretation 46, Consolidation of VariableInterest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity`s activities or entitled to receive a majority of the entity`s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

     Management has not yet determined the effect of the adoption of any of these pronouncements and the effect on the Company`s condensed consolidated financial statements.


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


     Our future revenues are likely to be lower during periods of declining securities prices or reduced securities market activity. The public markets have historically experienced significant volatility not only in the number and size of share offerings, but also in the secondary market trading volume and prices of newly issued securities. Activity in the private equity markets frequently reflects the trends in the public markets. As a result, our revenues from brokerage activities may also be adversely affected during periods of declining prices or reduced activity in the public markets.

     o We may not be able to adapt with rapid technological change in a cost effective manner.

     Traditional and online financial services industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to enhance our existing services and products. We must also develop new services and products that address the increasingly sophisticated and varied needs of our customers and prospective customers. We must respond to technological advances and evolving industry standards and practices on a timely and cost-effective basis. The development and enhancement of services and products entails significant technical and financial risks. We may fail to

o    use  new  technologies  effectively;
o    adapt  services  and  products  to  evolving
     industry  standards;  or
o    develop,  introduce  and  market  service  and  product
     enhancements  or  new  services  and  products.
                                       19



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

In addition, our mode of operation and profitability may be directly affected by:
                                       20

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

Item 4. Controls and Procedures

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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

     A suit seeking damages of $31,400,000 had been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, against A.B. Watley . Approximately $950,000 of that amount was alleged to represent AKRO`s claims, with the balance representing claims brought by the Receiver. The suit alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer. On March 12, 2003, the Court dismissed the claims brought by the Receiver, and the parties are currently in the process of arriving at a settlement of the remaining claims.

     In August 2003, a claimant brought an arbitration with the National Association of Securities Dealers against A.B. Watley, Inc. for breach of a separation agreement. Claimant is seeking $875,000 in damages, securities and bonus compensation in an amount to be determined at hearing, plus interest and attorney`s fees. The Company denies any liability in its entirety.

     In August 2003, a claimant brought an arbitration with the National Association of Securities Dealers against A.B. Watley, Inc. the National Association of Securities Dealers for breach of a separation agreement. Claimant is seeking $709,166.60 in damages, securities and bonus compensation in an amount to be determined at hearing, plus interest and attorney`s fees. The Company denies any liability in its entirety.

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

     We are a defendant in two actions relating to the lease of equipment in which the plaintiffs have asserted breach of contract claims against us. In May 2003, judgments were entered against us by the Supreme Court of New York, New York in the aggregate amount of approximately $618,000 in connection with these two matters. We are in discussions with the plaintiffs regarding potential settlement of these matters, however no assurances can be provided that we will be able to settle these matters.

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

     - We settled a breach of contract action pending before the Supreme Court, Nassau County, New York arising out of an employment dispute. The plaintiff in this action was seeking compensatory damages of $93,000, as well as liquidated damages, under New York`s Labor Law, in the amount of 25% of the compensatory damages;

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

Item 2. Changes in Securities

     In August 2003, the Company entered into a Consent, Waiver and Amendment to Series A Convertible Preferred Stock (the "Consent") and the related Registration Rights Agreement dated November 29, 2001 with the holders of at least seventy five percent (75%) of the shares of Series A Convertible Preferred Stock (the "Holders"). Pursuant to the Consent, the Holders agreed to waive any triggering event as a result of the Company's failure to file a registration statement registering the Series A Convertible Preferred Stock or from the Company's delisting from the OTCBB. Further, the Holders agreed terminate the right to receive all dividend payments payable during the period commencing on June 1, 2003 through and including May 31, 2004. Finally, the Holders waived all their right to all penalties that have accrued and no penalties will accrue through July 31, 2004.


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

    In August 2003, the Company entered into a Consent, Waiver and Amendment to Series A Convertible Preferred Stock (the "Consent") and the related Registration Rights Agreement dated November 29, 2001 with the holders of at least seventy five percent (75%) of the shares of Series A Convertible Preferred Stock (the "Holders"). Pursuant to the Consent, the Holders agreed to waive any triggering event as a result of the Company's failure to file a registration statement registering the Series A Convertible Preferred Stock or from the Company's delisting from the OTCBB. Further, the Holders agreed terminate the right to receive all dividend payments payable during the period commencing on June 1, 2003 through and including May 31, 2004. Finally, the Holders waived all their right to all penalties that have accrued and no penalties will accrue through July 31, 2004.

     In November 2001, the Company entered into a financing arrangement pursuant to a Preferred Stock Purchase Agreement, and in structuring this transaction, the Company determined that it could potentially exceed its authorized capital. Management has not provided a liability for any contingencies associated with any penalties that may arise from issuing shares over their authorized limit. The Company has filed a preliminary information statement with the SEC seeking stockholder approval to increase the authorized common stock and authorize the financing transactions that may exceed its authorized capital.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
None.

Item 6.  Reports on Form 8-K.

Exhibits

31.1 Certification of the Chief Executive Officer of A.B. Watley Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial Officer of A.B. Watley Group Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification by John J. Amore, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Robert Malin, Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003

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