Form 10-K
period 2003-09-30
WATLEY A B GROUP INC
filed 2004-05-24
CIK 1035632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

       (Mark One)[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

   The issuer`s revenues for the fiscal year ended September 30, 2003 were $15,248,882.

   The aggregate market value of the voting stock held by non-affiliates of the registrant on May 14, 2004 computed by reference to the closing price of $.25 on such stock on such date was approximately $3,259,284. The number of shares of common stock, par value $.001 per share, outstanding as of May 14, 2004 was 13,037,138 shares.

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

                                     PART I

Item 1. Business

General

   A.B. Watley Group Inc. ("ABWG" or the "Company") is a publicly-held financial services holding company incorporated in the state of Delaware on May 15, 1996. We conduct our core business activities through our subsidiaries A.B. Watley, Inc. ("A.B. Watley"), A.B. Watley Direct, Inc. ("Direct" and formerly Integrated Clearing Solutions, Inc. ("Integrated") and A.B. Watley Futures Corp. (ABW Futures"). A.B. Watley and Direct are U.S. registered broker-dealers that engage in direct-access trading and proprietary trading of U.S. equities and institutional sales. We provide direct-access trading capabilities and related software to both individuals as well as institutional customers. A.B. Watley ceased operations in January 2004. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. ABW Futures is an introducing broker/dealer registered with the National Futures Association and conducts futures trading activity for customers.

   As of September 30, 2003, the brokerage firms had approximately 1,100 customers. We have historically devoted significant resources to the development of proprietary software. However, in July 2002, our business activities were reorganized and we sold our software programs know as Ultimate Trader and Watley Trader, including all related intellectual property rights, to a subsidiary of one of our clearing brokers. We no longer consider software licensing to be a core revenue source. The sale of the software programs provided us with working capital and reduced our expense base. Pursuant to the terms of the sale, we maintain a perpetual, non-exclusive license to use and sublicense the software.

   To respond to our liquidity and capital resource needs, we have instituted various cost cutting initiatives and raised additional capital. Our cost cutting initiatives include reductions in workforce, reductions in capital expenditures and renegotiation of clearing corporation agreements at more favorable rates.

On-Site Acquisition

   On November 2, 2001, the Company acquired certain assets of On-Site Trading, Inc. ("On-Site") and assumed up to $1.8 million in liabilities. This acquisition included On-Site`s client base including 1,700 accounts representing client assets (account balances and securities) of $84 million, On-Site Trading LLC (the "LLC"), two branches owned by On-Site, and agreements with 12 non-business branch locations. LLC, a broker-dealer subsidiary (the proprietary trading business) was subsequently renamed ABW TRADING, LLC. The Company acquired these assets for 1.875 million shares of its Common Stock. In connection with the acquisition of On-Site, the Company also assumed up to $1.8 million in liabilities of On-Site owed to the Class B members of the LLC. The Company reclaimed 175,000 shares of Common Stock in connection with the On-Site acquisition and assumed additional obligations of $1,050,000 in excess of the $1,800,000 that the Company had originally agreed to assume.

   The LLC was formed as a means for registered professionals to engage in proprietary trading utilizing the LLC`s funds. Such registered professionals are Class B members of the LLC, while the Company is the Class A member. The LLC was a registered broker-dealer and a member of the Philadelphia Stock Exchange, operated in 12 states and engaged exclusively in proprietary trading and did not conduct business with the public. An initial capital contribution was required to become a Class B member. On May 9, 2002, the Company notified the Class B members that it had elected to cease the proprietary trading business as a result of declining revenues. The Company continued to operate the On-Site retail business, however the customer base has deteriorated significantly since its acquisition and revenues from operations have declined. Management believes that the deterioration is attributable to many factors including weakening market conditions, as well as the loss and closing of branch operations. On June 18, 2002, the LLC withdrew its broker dealer registration and ceased trading activities.

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

   Our services are delivered to our customers through Ultimate Trader, a client server direct access software application and (b) Watley Trader, a web-based direct-access platform. Benefits of the products for the retail market include:

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

   We provide live client support from Monday through Friday between the hours of 7:00 AM and 6:30 PM EST. Our Client Services department operates on a one-stop shopping basis, meaning that clients do not typically have to be transferred between departments to receive answers to their various inquiries. All of our Client Service personnel are registered representatives and are available to accept and execute client orders, research past trades, discuss account information, and provide detailed technical support. A separate technical support team helps clients with potentially serious or persistent technical issues.

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

Proprietary Trading

   The Company takes proprietary positions through the trading of U.S. equities in an attempt to realize gains. Our proprietary trading activities require the commitment of capital and create an opportunity for profits and risk of loss due to trading strategies and market fluctuations. Buying power is available to traders to the extent that the aggregation of all positions in all of the Company`s accounts were within A.B. Watley`s Net Capital requirements.

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

Institutional Sales

   Our institutional sales and trading desk specializes in facilitating and/or executing large-block transactions in equity securities and services institutional clients. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous, with average trades ranging in the 10,000 to 100,000 share size. We match institutional buyers and sellers to minimize the impact on the market and to prevent our client`s positions from being disclosed to competing firms. Our institutional sales clients include mutual and pension funds, insurance companies, banks, corporations and independent fund and money managers.

Operations, Clearing and Order Processing

   We do not hold client funds or securities, nor do we generally execute and directly process either our own or our clients` securities transactions. Since October 1996, we have cleared all transactions for retail clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson"). Institutional accounts are cleared through ABN Amro Incorporated("ABN").

   Our agreements with such clearing brokers provide that the clearing brokers process all securities transactions for our account and the accounts of our clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify our clearing brokers for losses they may sustain from customer accounts introduced by us, which could be material in amount. Our clearing agreements may be terminated by either party, upon 60 days` written notice for Penson, and 30 days written notice for ABN. We depend on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. As a result of engaging the processing services of clearing brokers, we are exempt from certain reserve requirements imposed by federal securities laws.

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

   We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Securities LLC.; Charles Schwab & Co., Inc.; Quick & Reilly, Inc.; TD Waterhouse Investor Services, Inc.; Fidelity Brokerage Services LLC; and Ameritrade, Inc. We also face competition for clients from full commission brokerage firms.

Securities Regulation

   A.B. Watley and Direct (collectively, the "B-D Subsidiaries") are broker-dealers registered with the Securities and Exchange Commission ("SEC") and National Association of Securities Dealers ("NASD") and licensed in the states in which they do business. ABW Futures is registered as a futures commission merchant with the National Futures Association. A.B. Watley ceased operations in January 2004. In February 2004, A.B . Watley withdrew its registration as a broker/dealer.

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

   To expand our services internationally, we would have to comply with regulatory controls of each specific country in which we conduct business. The brokerage industry in many foreign countries is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to expand internationally. We presently do not have any plans to expand internationally.

   All marketing activities by the B-D Subsidiaries are regulated by the NASD. The NASD can impose penalties, including censure, fine, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer and its officers or employees for violations of the NASD`s advertising regulations.

Net Capital Requirements

   The SEC, NASD and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC`s Uniform Net Capital Rule which governs A.B. Watley and Direct. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm`s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of adverse market movement prior to disposition.

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

   In January 2004, A.B. Watley, as a result of Net Capital deficiencies, ceased operations. In February 2004, A.B. Watley withdrew its registration as a broker/dealer.

Personnel

   As of September 30, 2003, we employed a total of 46 persons, of whom 4 are engaged in executive management, 20 in trading activities, 6 in information technology, 6 in client service, 4 in sales and marketing, and 6 administration and back office personnel. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions. During the fiscal year ended September 30, 2003 the company completed a reduction in force.

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

Some of the Company`s proprietary trading activities are performed by registered representatives who receive a portion of their trading profits, after deductions for trading expenses. They are outside contractors, not entitled to participation in any benefits plans of the Company.

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

   o The securities industry in which we operate is heavily regulated by the SEC, state regulators, and the NASD. If we fail to comply with applicable laws and regulations, we may face penalties or other sanctions that may be detrimental to our business.

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

   In January 2004, A.B. Watley, as a result of Net Capital deficiencies, ceased operations. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. Direct and ABW Futures are presently in compliance with net capital requirements, there can be no assurance that we will not fall below minimum net capital requirements in the future.

   o The failure of brokerage customers to meet their margin requirements could result in significant liabilities.

     The brokerage business, by its nature, is subject to risks related to defaults by our customers in paying for securities they have agreed to purchase and delivering securities they have agreed to sell. Our clearing broker may make margin loans to our customers in connection with their securities transactions. We are required by contract to indemnify that broker for, among other things, any loss or expense incurred due to defaults by our customers in failing to repay margin loans or to maintain adequate collateral for those loans. We will be subject to risks inherent in extending credit, especially during periods of volatile markets or in connection with the purchase of highly volatile stocks which could lead to a higher risk of customer defaults.

   o We may be obligated to redeem our Series A Preferred Stock at a point in the future, which would impair our ability to raise additional capital as we would more than likely not be able to repay such redemption.

   The holders of our Series A Preferred Stock have the right to have their shares redeemed for cash equal to the greater of (i) the price we received when we sold them the stock ($10,000 per share) plus any accrued and unpaid dividend payments or (ii) the aggregate value of the shares of Common Stock into which such shares of Series A Preferred Stock are then convertible (based upon the closing bid price), in any of the following situations:

   o if our Common Stock is not eligible to trade on the NYSE, the AMEX, the NASDAQ National Market or the NASDAQ SmallCap market for a period of five consecutive days.
   o if we fail to register with the Securities and Exchange Commission (or maintain such registration of) the Common Stock into which the Series A Preferred Stock converts.
   o if we fail to honor requests for conversion, or if we notify any holder of Series A Preferred Stock of our intention not to honor future requests for conversion.
   o if the holders of more than 30 percent of the outstanding shares of our Common Stock sell or exchange their stock.
   o if we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A Preferred Stock and the warrants.

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

   In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances during the period June 1, 2003 through May 31, 2004. For the years ended September 30, 2003 and 2002, dividends of $252,000 and $315,000, respectively, were accrued for the Preferred Stock.

   o  We may be unable to obtain critical goods or services from our suppliers.

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

   o The Company is currently delinquent with its reporting requirements under the Securities and Exchange Act of 1934 (the "1934 Act")

The Company has failed to timely file its reports due under the 1934 Act. As a result of the Company's failure to timely file its reports under the 1934 Act, the Company has been delisted by the Over-The-Counter Bulletin Board ("OTCBB"). As a result of this delisting, there currently is no active trading market for the Company's securities. There is, therefore, no assurance that a market for our common stock will develop.

   o Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

   The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

   o that a broker or dealer approve a person's account for transactions in penny stocks; and
   o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

   o obtain financial information and investment experience objectives of the person; and

   o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

   o sets forth the basis on which the broker or dealer made the suitability determination; and
   o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. Properties

     Our principal offices are located at 40 Wall Street, New York, NY, where we occupy approximately 28,500 square feet at an annual cost of approximately $920,000 per year , plus escalations. The initial term of the lease for such office space expires in June 2009. On January 16, 2003, the Company entered into an sixteen-month lease agreement for approximately 2,750 square feet in San Francisco, California, at an annual cost of $114,000. This lease agreement was terminated as of November 30, 2003. On December 15, 2002, the Company entered into an eighteen-month lease agreement for approximately 2,568 square feet in Melville, NY, at an annual cost of $68,078. The Company no longer occupies the Melville property and the landlord, W.B. Wood & Co. Inc., has obtained a judgment in the amount of $17,019 against the Company. Accordingly, the Melville lease has been terminated.

   Our landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and will vacate the remaining portion of the premises prior to June 1, 2004. The landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in financial statements)after the Company has vacated the premises.

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

     In the ordinary course of business, we are, and may become, a party to legal proceedings or arbitration. Except as described below, we are not a party to any material legal proceedings or arbitrations.

     We are currently a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for amounts claimed by Class B members of the LLC. We are defending these suits and have commenced settlement negotiations as to certain of such suits.

     In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs were seeking damages of $31,400,000 (of which approximately $950,000 was alleged to represent the damages and the balance represented punitive damages.) On April 16, 2003, Morslav Tichy, a plaintiff in the action, filed a Notice of Dismissal dismissing his claims without prejudice. Furthermore, in July 2003, a Stipulation and Order of Dismissal with Prejudice was filed with the United States District Court - Southern District of New York whereby the above action was dismissed pursuant to a Settlement Agreement and Release. Pursuant to the Settlement Agreement and

Release, the Company made a cash payment of $275,000, which was covered by the Companys insurance, to the plaintiffs in consideration for the plaintiffs agreeing to have the action dismissed.

     We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,657.

     We are a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No. 117675/02. This is a breach of contract action in connection with the lease of equipment, which seeks compensatory damages of $195,355, plus interest, costs and attorney's fees. The Company has denied liability in its entirety and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

   Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group, Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,573.73 (a provision has been provided in financial statements) for unpaid legal fees. A.B. Watley Group, Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which was opposed by A.B. Watley Group Inc. and A.B. Watley Inc. The oral argument on this motion for summary judgment was heard on March 30, 2004. As of May 19, 2004, the court has not made a decision with respect to the summary judgment.

   We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has obtained a consent judgment order against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided in financial statements). Currently, Plaintiff is conducting post-judgment discovery.

   We are respondent in an arbitration titled Sean MacDonald and Adam Silver v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. Claimants have alleged mismanagement of Mr. MacDonald's margin account. A.B. Watley, Inc. denies all wrongdoing in connection with this matter.

     We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc. Claimants are seeking damanges of approximately $94,800 relating to the suitability of Claimants' investments. The Company denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities law. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

   We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this claim against A.B. Watley, Inc. in August 2002 seeking damages for unpaid commissions of approximately $146,668 (a provision has been provided in financial statements)plus legal fees and costs in the amount of $4,025 for arbitration fees and disbursements. Claimants have also requested an order to have their Form U-5s amended to remove all references to any alleged improper conduct. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaimed for $608,000 against Claimants for breach of contract and fiduciary duty. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

   We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimant is seeking damages of approximately $49,000 relating to a breach of contract. A.B. Watley, Inc. denies all liability in connection with this matter.

   We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,583(a provision has been provided in financial statements). A.B. Watley Group Inc. executed a settlement agreement with Plaintiff, but the Company has defaulted under such settlement agreement.

   Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019,(a provision has been provided in financial statements) which is presently owed.

   We are defendant in an action titled Scott Schwartz v. A.B. Watley Inc., Supreme Court of the State of New York, County of New York, Index No. 121644/03. Plaintiff filed a complaint alleging owed commissions and breach of contract. A.B. Watley Inc. has settled the action for $6,750 which has been paid in full.

   We are defendant in an action titled Siemens Financial Services, Inc. v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group, Inc. in the amount of $179,882 (a provision has been provided in financial statements) with interest from July 10, 2003.

   We are respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. Claimant has submitted this claim to arbitration claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

   We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff has submitted this claim alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in financial statements) plus costs, disbursements, and attorneys' fees. A.B. Watley, Inc. filed an answer on January 8, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

   We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and seeks damages in the amount of $398,750 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. is currently in settlement negotiations regarding this matter.

   We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by the Company, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for the Company. The Company has paid $65,000 pursuant to the Forbearance Agreement. On December 17, 2003, Plaintiff issued the Company a Notice of Default under the Forbearance Agreement, which the Company has failed to cure. Under the Forbearance Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917 (a provision has been provided in financial statements) without further notice to the Company.

   We are defendant in an action titled A.B. Watley Group, Inc./John Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act Complaint. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former officer of the Company, had filed a complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The response denies all liability and raised several defenses to the complaint. The Company intends to vigorously defend this matter. On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Complainant has appealed and the U.S Department of Labor has scheduled a proceeding on June 7, 2004.

   We are respondent in an arbitration titled MCI Worldcom Communications, Inc.
v. A.B. Watley Group, Inc., AAA Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in financial statements). On January 26, 2004, the Company submitted its answer denying all material allegations and asserting several affirmative defenses. The Company intends to continue to vigorously defend this matter.

   In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the $5 million secured demand note prior to December 20, 2004.

   We are plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. We have sued our former CEO who has filed a counterclaim against our company.

   We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. We have filed an answer denying all wrongdoing. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

   We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

   We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Arbitration No. 03-05526. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, a lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

   In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. We are not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which is expected to have a material adverse effect on our business. There can be no assurance that one or more future disciplinary actions, if decided adversely us, would not have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On September 25, 2003, pursuant to a written consent in lieu of a meeting, the stockholders of the Company holding 6,905,527 shares of common stock, a majority of the outstanding shares of common stock approved the following:

   o Robert Malin and Steven Malin were elected to the Company's Board of Directors;
   o Certain financing transactions were ratified requiring potential stock issuances in excess of currently authorized capital stock;
   o to increase the authorized number of common stock from 20,000,000 shares to 50,000,000 shares;
   o  to adopt the Company's 2003 Stock Option Plan; and
   o approve the selection of Marcum & Kliegman LLP as the Company's independent auditors.

                                     PART II

Item 5. Market for Registrant`s Common Equity and Related Stockholder Matters

   The Company currently has authorized capital stock consisting of 50,000,000 common shares, $.001 par value, of which 12,787,138 shares are issued and outstanding and 1,000,000 preferred shares, of which none are issued and outstanding. The Company has authorized 690 shares of Series A Redeemable Convertible Preferred Stock, $.01 par value, of which 630 are issued and outstanding.

   (a) Trading in the Company`s shares of Common Stock presently takes place on the pink sheets under the symbol ABWG.

   The following table sets forth the range of high and low sales prices for the Company`s Common Stock for the last two fiscal years:

            Fiscal 2004:                High             Low
          ---------------              ------           -----
          10/1/03 - 12/31/03           $0.35            $0.15
          1/01/04 - 3/31/04            $0.37            $0.18


            Fiscal 2003:                High             Low
          ---------------              ------           -----
          10/1/02 - 12/31/02           $0.75            $0.10
          1/01/03 - 3/31/03            $0.65            $0.35
          4/01/03 - 6/30/03            $0.50            $0.25
          7/01/03 - 9/30/03            $0.72            $0.35

            Fiscal 2002:                High             Low
          ---------------              ------           -----
          10/1/01 - 12/31/01           $4.85            $2.00
          1/01/02 - 3/31/02            $2.25            $0.66
          4/01/02 - 6/30/02            $1.15            $0.06
          7/01/02 - 9/30/02            $0.45            $0.10

   (b) The number of record holders, exclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies, of the Company`s Common Stock was 93 on April 1, 2004.

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

   (d) To date the Company has not made any dividend payments associated with the Series A Preferred Stock.

Item 6. Selected Financial Data

        Consolidated Income Statement Data

                                                                       Years ended
--------------------------------------------------------------------------------------------------------------------------
                                           Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2001   Sept. 30, 2000  Sept. 30, 1999
--------------------------------------------------------------------------------------------------------------------------
   Revenues:
Commissions                                   5,690,227      15,900,261      18,887,752      32,968,193      16,198,858
Data service fees                               101,821         462,469       1,297,117       2,015,396       1,640,123
Principal transactions                        7,848,918       2,533,998       3,196,844       5,689,695       2,456,874
Sale of software                                     --       3,908,308              --              --              --
Interest and other income                     1,607,916       3,378,252       2,084,009       2,073,190         685,578
Interest income-related party                        --              --           6,180           6,180           6,180
                                           -------------   -------------   -------------   -------------   -------------
              Total revenues                 15,248,882      26,183,288      25,471,902      42,752,654      20,987,613
                                           -------------   -------------   -------------   -------------   -------------

Interest expense                                834,184       2,678,712         852,967         373,354         333,457
Interest expense to officer                          --         392,841         398,117          71,417          15,000
                                           -------------   -------------   -------------   -------------   -------------
               Net revenues                  14,414,698      23,111,735      24,220,818      42,307,883      20,639,156
                                           -------------   -------------   -------------   -------------   -------------

   Expenses:
Commission, floor brokerage and clearing      5,793,530      12,048,982      10,572,220      20,605,576       7,967,765
charges
Employee compensation and related costs       8,570,003      10,674,346      12,686,615      11,802,131       5,306,590
Loss on impairment of intangibles                    --       7,870,110              --              --              --
Minority interests                              (87,019)        (899,869)             --              --              --
Other expenses                                7,033,617      22,210,767      21,253,846      19,436,768       7,956,784
Loss on investments                              84,287              --         703,614         256,386              --
                                           -------------   -------------   -------------   -------------   -------------
Total expenses                               21,394,418     51,904,336      45,216,295      52,100,861      21,231,139
                                           -------------   -------------   -------------   -------------   -------------

Loss before income tax and extraordinary     (6,979,720)    (28,792,601)    (20,995,477)     (9,792,978)       (591,983)
loss on early extinguishments of debt
Income tax provision                                 --          (8,725)        (28,697)        (53,913)        (32,494)
                                           -------------   -------------   -------------   -------------   -------------
Loss before extraordinary loss on early      (6,979,720)    (28,801,326)    (21,024,174)     (9,846,891)       (624,477)
extinguishments of debt
Extraordinary loss on early                          --        (250,000)             --              --        (177,125)
extinguishment of debt
                                           -------------   -------------   -------------   -------------   -------------
Net loss                                   $ (6,979,720)   $(29,051,326)   $(21,024,174)   $ (9,846,891)   $   (801,602)
                                           =============   =============   =============   =============   =============

Basic and diluted loss per common share:

Loss before extraordinary item             $ (6,979,720)   $(28,801,326)   $(21,024,174)   $ (9,846,891)   $   (801,602)
Deemed dividend to preferred shareholders
 - beneficial conversion feature                     --      (1,639,797)             --              --              --
Deemed dividend to preferred shareholders
 - accretion of redemption feature                   --      (1,959,617)             --              --              --
Preferred stock dividends                      (252,000)       (315,000)             --              --              --
                                           -------------   -------------   -------------   -------------   -------------
Loss before extraordinary item
  attributable to common shareholders        (7,231,720)    (32,715,740)    (21,024,174)     (9,846,891)       (801,602)
                                           -------------   -------------   -------------   -------------   -------------
   Extraordinary loss on
     extinguishment of debt                          --        (250,000)             --              --              --
                                           -------------   -------------   -------------   -------------   -------------
Net loss attributable to common
  shareholders                             $ (7,231,720)   $(32,965,740)   $(21,024,174)   $ (9,846,891)   $   (801,602)
                                           =============   =============   =============   =============   =============

Basic and diluted loss before              $      (0.57)   $      (2.62)   $      (2.13)   $      (1.21)   $      (0.09)
extraordinary item per common share
Basic and diluted loss per common          $      (0.57)   $      (2.64)   $      (2.13)   $      (1.21)   $      (0.11)
share
Weighted average shares outstanding -        12,578,995      12,508,852       9,888,597       8,122,393       7,136,434
basic and diluted

Balance Sheet and Other Operating Data:
Total Assets                               $  6,941,680    $  7,036,620    $ 21,532,676    $ 29,032,644    $ 23,244,954
Property and Equipment, net of             $  1,698,062    $  2,889,711    $ 14,806,945    $ 18,523,320    $ 10,852,956
accumulated depreciation
Long term obligations and redeemable       $  6,867,001    $  6,926,487    $  5,664,775    $  6,071,129    $  2,261,593
preferred stock
Stockholders` (deficit) equity             $(22,497,075)   $(16,828,339)   $  2,945,432    $ 12,177,786    $ 15,842,987
                                           -------------   -------------   -------------   -------------   -------------

(In thousands except per share data)
Year Ended September 30, (unaudited)              First Quarter     Second Quarter   Third Quarter     Fourth Quarter   Full Year
---------------------------------------------------------------------------------------------------------------------------------
2003
Revenues                                            $4,179             $3,494          $4,742           $2,834          $15,249
Net revenues                                         4,032              3,217           4,440            2,726           14,415
Loss before extraordinary item                      (1,675)            (3,321)         (1,004)            (979)          (6,979)
Net (loss)                                          (1,675)            (3,321)         (1,004)            (979)          (6,979)
Loss before extraordinary item per share             (0.14)             (0.27)          (0.09)           (0.07)           (0.57)
Basic and diluted loss per share                     (0.14)             (0.27)          (0.09)           (0.07)           (0.57)
--------------------------------------------------------------------------------------------------------------------------------
2002
Revenues                                            $8,289            $6,598            $5,320           $5,976         $26,183
Net revenues                                         7,272             5,120             4,888            5,832          23,112
Loss before extraordinary item                     (6,158)           (14,492)           (6,636)          (1,515)        (28,801)
Net (loss)                                         (6,408)           (14,492)           (6,636)          (1,515)        (29,051)
Loss before extraordinary item per share            (0.63)             (1.22)            (0.59)           (0.18)          (2.62)
Basic and diluted loss per share                    (0.65)             (1.22)            (0.59)           (0.18)          (2.64)
--------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Results of Operations

Fiscal year ended September 30, 2003 compared to fiscal year ended September 30, 2002

     Total revenues for fiscal 2003 were $15,248,882, a decrease of $10,934,406, or 41.76% as compared to revenues of $26,183,288 for fiscal 2002.

     Revenues from commissions decreased by $10,210,034, or 64.21%, from $15,900,261 for fiscal 2002 to $5,690,227 for fiscal 2003 due primarily to the decrease in retail commissions from accounts obtained in the On-Site Acquisition and increased competition and pricing pressure.

     Data service revenues decreased by $360,648, or 77.98%, from $462,469 for fiscal 2002 to $101,821 for fiscal 2003 due to the increasing number of accounts migrating to Ultimate Trader from other licensed software providers available through our services. We charge our customers a data service fee for using other software providers and do not charge for Ultimate Trader.

     Revenues from principal transactions increased by $5,314,920, or 209.74%, from $2,533,998 for fiscal 2002 to $7,848,918 for fiscal 2003, This increase is primarily due to favorable overall market conditions and an increase in the value of securities owned. Included in principal transactions for fiscal year 2002 are losses incurred by the Class B minority interest members of the LLC in the amount of $740,585.

     Revenues from the sale of software income decreased by $3,908,308, or 100.00%. The sale of software was transacted in 3rd quarter of fiscal 2002.

     Interest and other income decreased by $1,770,336 or 52.40%, from $3,378,252 for fiscal 2002 to $1,607,916 for fiscal 2003. This decrease is largely due to the decreased margin interest and interest earned on the accounts acquired from the On-Site transaction and interest income earned in the LLC. Also included in interest income and other income for fiscal 2002 are one-time settlements with venders. Also included in interest and other income for fiscal 2002, is a World Trade Center Business Recovery Grant of $150,000.

     Interest expense decreased by $1,844,528 or 68.86%, from $2,678,712 for fiscal 2002 to $834,184 for fiscal 2003 as a result of decreased borrowings during the year. For fiscal 2002 the Company issued warrants in connection with the increased borrowings. The value of such warrants were amortized over the term of the loan as a component of interest expense. Interest expense relating to the amortization of the warrants issued in connection with the financing during the year ended September 30, 2002 was approximately $1,600,000.

     Interest expense to officer - There was no related party interest for fiscal 2003 as the related notes payable were forgiven in exchange for warrants issued to the officers and former officers during fiscal 2002.

     During fiscal 2003 there were no deemed dividends. During fiscal 2002, there was $3,599,414 of deemed dividends.

     During fiscal 2003 we had preferred dividends of $252,000 compared to $315,000 during fiscal 2002. As of May 31, 2003, the holders of the preferred stock agreed to waive dividends until July 31, 2004.

     As a result of the foregoing, net revenues decreased by $8,697,037,or 37.63%, from $23,111,735 for fiscal 2002 to $14,414,698 for fiscal 2003. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

     Total expenses decreased by $30,509,918 or 58.78%, from $51,904,336 for fiscal 2002 to $21,394,418 for fiscal 2003.

     Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions, payments for data and software from third party venders and payouts to our non-business branch locations. These expenses decreased $6,255,452 or 51.92%, from $12,048,982 for fiscal 2002 to $5,793,530 for fiscal 2003. This is largely due to a decrease in trading activity and a decrease in online software fees.

     Employment compensation and related costs decreased by $2,104,343 or 19.71%, from $10,674,346 for fiscal 2002 to $8,570,003 for fiscal 2003, primarily due to headcount reductions in administrative and management personnel. Employee compensation also decreased due to the lower trading profits generated by the Proprietary trading sales division for fiscal year 2003.

     Communications expense decreased by $1,714,535 or 59.47%, from $2,882,953 for fiscal 2002 to $1,168,418 for fiscal 2003. This decrease was due to discontinuing use of our offsite back up site and canceling data lines related to the software that we had in fiscal 2002 and renegotiated new rates with our vendors. Also in June of 2002 we closed the business of Onsite LLC.

     Business development costs consist of television, radio, on-line and print advertising to obtain new clients. These expenses decreased by $194,125, or 39.94%, from $485,993 for fiscal 2002 to $291,868 for fiscal 2003 as we decreased our advertising and promotional efforts due to the slowdown in overall trading volumes.

     Professional fees decreased by $2,850,045 or 77.46%, from $3,679,184 for fiscal 2002 to $829,139 for fiscal 2003.This decrease was largely due to a decrease in accounting fees and legal fees associated with the On-Site acquisition, the sale of the software and the conversion of notes payable.

     Occupancy and equipment costs decreased by $3,781,593 or 64.70%,from $5,845,238 for fiscal 2002 to $2,063,645 for fiscal 2003. Rent for fiscal 2003 decreased due to renegotiating our lease with our landlord and surrendering the 25th and 28th floors we had previously occupied space, the settlement and expiration of certain leases during fiscal year 2003. These leases were terminated as part of our overall cost cutting initiatives. In addition, during fiscal year 2003 many of the Company's software maintenance and support contracts expired. The Company did not renew or replace these contracts.

     Depreciation and amortization decreased by $4,637,734 or 78.68%, from $5,894,333 for fiscal 2002 to $1,256,599 for fiscal 2003 primarily due to the disposal or surrender of assets subject to such depreciation and amortization. We had sold software to an affiliate of our clearing broker and had written off intangible assets recognized as a result of the On-Site acquisition. In addition, we had surrendered leasehold improvements on the 25th floor and 28th floors at 40 Wall Street.

     Other expenses decreased by $257,803 or 15.33%, from $1,681,751 for fiscal 2002 to $1,423,948 for fiscal 2003. This decrease is a reduction in general operating expenses as part of our overall cost cutting initiatives.

     For fiscal 2002 we had a loss on impairment of $7,870,110 which represents the write-off of intangible assets (customer lists) obtained in the On-Site acquisition. The acquired customer base deteriorated significantly which resulted in decreases in On-site revenues and operating cash flows. This deterioration is attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations, which resulted in a permanent impairment in the value of the customer base acquired. There was no loss on impairment in fiscal 2003.

     Loss on investments of $84,287 for fiscal 2003 represents the loss of the value of the stock acquired from E*Trade in April 2002.

     For fiscal 2002 the abandonment of leasehold improvements of $1,741,315 primarily relates to the surrender and termination of the 25th and 28th floor office leases at 40 Wall Street that occurred in August 2002. These leases were terminated as part of our overall cost cutting initiatives. In addition, we abandoned leaseholds in offices formerly used by On-Site. There was no abandonment of leasehold improvements for fiscal 2003.

     Fiscal 2002 minority interest of $899,869 represents the trading losses of the Class B non-voting members of the LLC.

     As a consequence of the foregoing, our operating loss before income taxes and extraordinary items decreased from $28,792,601 for fiscal 2002, to a loss of $6,979,720 for fiscal 2003.

     For Fiscal 2002 we had an extraordinary loss on extinguishment of debt of $250,000 relating to the early extinguishment of the $2.5 million Senior Subordinate Demand Note that was exchanged for $2,750,000 of Preferred Stock in accordance with the Senior Subordinated Demand Note agreement.

     During the year ended September 30, 2002, we had a deemed dividend to preferred stockholders for beneficial conversion and accretion of the redemption feature of $1,639,797 and $1,959,617, respectively, as well as a preferred stock dividend of $315,000. As a consequence of the foregoing, our net loss attributable to common shareholders decreased from $32,965,740 in fiscal 2002 to $7,231,720 in fiscal 2003.

Results of Operations

Fiscal year ended September 30, 2002 compared to fiscal year ended September 30, 2001

     Total revenues for fiscal 2002 were $26,183,288, an increase by $711,386 of 02.79% as compared to revenues of $25,471,902 for fiscal 2001.

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

     Minority interest of $899,869 represents the trading losses of the Class Bnon-voting members of the LLC.

     As a consequence of the foregoing, our operating loss before income taxes and extraordinary items increased from $20,995,477 for fiscal 2001, to a loss of $28,792,601 for fiscal 2002.

     The income tax provision (for minimum taxes) decreased from $28,697 for fiscal 2001 to $8,725 for fiscal 2002.

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

Liquidity and Capital Resources

     For the year ended September 30, 2003, we incurred consolidated losses of approximately $7.0 million and used cash in our operating activities of nearly $1.5 million. These losses and use of cash are in addition to the approximately $50.1 million of losses and $24.1 million of cash used in operating activities during the two years ending September 30, 2002. The market conditions during fiscal 2003 have been very challenging for brokerage firms such as ABWG as well as for the brokerage industry in general. Trading volume has significantly decreased, we have lost customers in our core direct access business and increased competition has put pricing and margin pressures on the Company.

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

     Our cost cutting initiatives include reductions in workforce, reductions in capital expenditures, and renegotiating clearing corporation agreements at more favorable rates. We are pursuing more traditional lines of business including attracting active traders and hedge funds. However, in order to expand our business, respond to competitive pressures and expand into additional products and services, we have needed to raise additional funds through the issuance of debt. When funds are raised through the issuance of equity securities or financial instruments that are convertible into equity securities, our existing shareholders may experience dilution in their ownership percentage or book value. In addition, such securities may have rights, preferences and privileges senior to those of the holders of our Common Stock. There can be no assurances that the additional financing will be available when needed and on terms satisfactory to the Company.

     The Company may not be able to receive distributions from its regulated broker-dealer subsidiaries due to capital withdrawal restrictions placed on the regulated entities by the SEC`s Uniform Net Capital rule.

     Cash used in operating activities during fiscal 2003 was $1,500,482. The Company had a net loss of $6,979,720, which was largely offset by decreases in restricted cash of $292,565, receivables from clearing brokers of $805,032, and securities owned of $836,327. Offsets to cash used in operating activities include the increases in accounts payable and accrued liabilities of $855,573, payable to clearing broker of $1,597,767 and securities sold not yet purchased of $28,010. Other offsets include a decrease in leasehold obligations of $1,019,148 and non-cash items including depreciation and amortization of $1,256,599, forgiveness of penalties on preferred stock of $759,107, the issuance of warrants of $136,862 and amortization of options costs of $18,667.

     Cash used in investing activities was $64,950 during fiscal 2003. The most significant uses of cash used in investing activities were purchases of property and equipment.

     Cash provided by financing activities was $1,392,962 during fiscal 2003. Cash provided by financing activities during fiscal 2003 consisted primarily of net proceeds from the secured demand note of $1,798,000 offset by net payments of notes payable of $200,000 and distributions to the Class B members of the LLC of $205,038.

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

     Cash used by operating activities during fiscal 2001 was $15,818,426. We had a net loss of $21,024,174 and an increase from other assets of $324,319, receivables from clearing brokers of $1,174,624, loans receivable from related party of $129,126 and a decrease in accounts payable and accrued liabilities of $513,973 which was offset by an increase in other liabilities of $67,288, and non-cash items such as depreciation and amortization of $5,499,922, loss on investments of $703,614 and non-cash compensation/service costs of $779,162.

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

     Cash provided by financing activities was $12,996,056 during fiscal 2001. Cash provided by financing activities during fiscal 2001 consisted primarily of proceeds from the sale of Common Stock in a private equity offering of 2,027,241 shares at an offering price of $5.50, employee exercised stock options of $987,290, loans from officers of approximately $850,000, and a loan of $2,500,000. We used a portion of these proceeds to pay $790,938 in notes payable, and $559,090 to pay obligations on capital leases.

     At September 30, 2003, A.B. Watley has $5,530,000 of outstanding subordinated loans, under agreements approved by the NASD. These loans are included by A.B. Watley for purposes of computing its net capital under the SEC`s net capital rules. These borrowings by A.B. Watley consist of:

     o a $5,000,000 secured demand note from a third party bearing interest at an annual rate of 7% (see Legal Proceedings).

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

Recent Accounting Developments

     In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. Management does not believe that the adoption of any of this pronouncement will have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the above pronouncement during the current year and there was no material effect on the Company's consolidated financial statements.

Off Balance Sheet Arrangements

Leases

     During the year ended September 30, 2003, the Company had off balance sheet arrangements related to its lease obligations. The Company is obligated under such lease arrangements for $5,544,898 through 2009.

Clearing Agreements

     Pursuant to clearance arrangements, the clearing and depository operations for the Company and its customers' securities transactions are provided by two clearing broker-dealers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution and settlement of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the security underlying the contract at a loss.

     The Company's customer securities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends the credit to the Company's customer, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer account introduced by the Company.

Critical Accounting Policies and Procedures

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 2 to the consolidated financial statements). We believe that of our significant accounting policies (see Note 2 to the consolidated financial statements), the following may involve a higher degree of judgment on our part and complexity of reporting.

Accounts Receivable

     Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.

Securities Transactions, Revenue, and Related Expenses

     Securities transactions and related revenue and expenses, including commissions, revenues and expenses, are recorded on trade date basis. Data service revenues are recorded as the services are provided.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial instruments subject to market risk at September 30, 2003 consist of equity securities. In the normal course of business we hold significant investments in equity securities. These instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not own derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amount reported for the transaction. We have established policies, procedures and internal processes governing our management of market risk in the normal course of our business operations. We, along with our clearing brokers, continuously monitor our exposure to market and counter-party risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the creditworthiness of each customer and/or other counter-party with which we conduct business. We are not currently exposed to any material currency exchange risk because the risk is borne by international customers and our international licensees, and we do not hold any assets or incur any liabilities denominated in foreign currency.

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this item are attached to this document immediately following the signature page.

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

     On October 21, 2002, we engaged Marcum & Kliegman LLP as our independent public accountants.

Item 9A.  Controls & Procedures

     During the year, an evaluation was performed under the supervision and with the participation of the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company`s disclosure controls and procedures. Based on that evaluation, the Company`s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company`s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company`s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors are elected at each meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualifications of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Our executive officers and directors are as follows:

                Name                         Age                        Position
                -------                      -----                      ----------
                Steven Malin                 46                         Chairman of the Board and Director
                Robert Malin                 39                         Vice Chairman and Director

Steven Malin. Mr. Malin co-founded the Company in May 1996 and has been its Chairman of the Board since inception. Mr. Malin also served as Chief Executive Officer from May 1996 to September 2002. From August 1993 to December 1996, Mr. Malin served as a consultant to the Company. From 1987 to 1993, he was a Senior Foreign Exchange Options Broker for Tullett and Tokyo Forex, Inc., a global inter-bank money brokering firm with its primary offices located in London, New York and Tokyo. Mr. Malin attended the Fletcher School of Law and Diplomacy from 1982 to 1984. He received a bachelor of arts degree from Vassar College in 1980.

Robert Malin. Mr. Malin is a co-founder of the Company and has served as a director since inception. He has been associated with the Company since August 1993, initially as General Securities Principal and director of day-to-day operations and, most recently, serving as President. His earlier experience includes managing equity trading, client services and brokerage operations. Mr. Malin and Steven Malin are brothers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

During the fiscal year ended September 30, 2003, based upon an examination of the public filings, all of our company's officers and directors timely filed reports on Forms 3 and 4 except for Michael Picone(1 late report).

Item 11. Executive Compensation

The following table sets forth for the fiscal year indicated the compensation paid by our company to our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000:

Summary Compensation Table

                                                                                                         Long-Term
                                                                                                         Compensation
                                                       Annual Compensation                           ------------------
         Name and Principal Position           Fiscal Year          Salary             Bonus         Awards Underlying
                                                                                                       Options/SARs (#)
         --------------------------          -------------       -----------------    ----------     ------------------
Steven Malin,                                    2003            $      150,000       $       0                      0
Chairman                                         2002            $       17,212       $       0                800,000
A.B. Watley Group Inc.                           2001            $      110,000       $       0                 30,000

John J. Amore,                                   2003            $      235,745       $  75,000                  N/A
Chief Executive Officer                          2002            $      155,766(1)    $       0              1,300,000
A.B. Watley Group Inc.                           2001            $            0       $       0                      0

Robert Malin,                                    2003            $      198,539       $       0                      0
Vice Chairman and Director                       2002            $       88,846       $       0              1,300,000
A.B. Watley Group Inc.                           2001            $      110,000       $       0                      0

Michael Picone,                                  2003            $      157,579 (2)   $        0                500,000
Chief Operating Officer                          2002            $            0       $       0                      0
A.B. Watley Group Inc.                           2001            $            0       $       0                      0

Gary Mednick,                                    2003            $      250,000       $       0                      0
President                                        2002            $      250,000       $  50,000                 25,000
A.B. Watley Direct, Inc.                         2001            $            0       $       0                      0

     (1) Mr. Amore was appointed as an officer of the Company in September 2002 and was terminated in September 2003. All consideration received by Mr. Amore during the year ended September 2002, was received as a consultant of the Company.

     (2) On August 31, 2003, Mr. Picone resigned as the Chief Operating Officer of the Company. Subsequent to his resignation, Mr. Picone entered into a consulting agreement with the Company.

EMPLOYMENT AGREEMENTS

On September 9, 2002, the Company has entered into three-year employment agreements with Steven Malin and Robert Malin, both of which are automatically renewable for additional one-year terms. The employment agreements provide for annual base compensation of $150,000 for Steven Malin and $200,000 Robert Malin. Each agreement provides for a discretionary bonus based upon the performance of the Company, payable semi-annually, as may be approved by the board of directors or a committee of the board.

Each of the employment agreements requires the officer to devote his full time and efforts to our business and contains non-competition and non-disclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that the Company may terminate the agreement for cause. In addition, each employment agreement provides for termination by either party without cause upon at least 180 days written notice prior to the end of the original term or any renewal term. In the event that either Steven Malin or Robert Malin terminate their employment agreement for good reason or the Company terminates the employment agreement without cause, then the applicable officer is entitled to the following:

o annual base salary accrued and a prorated annual bonus prior to the date of termination;
o annual base salary multiplied by the greater of two (2) (the "Applicable Factor") or the number of years remaining in the employee's employment agreement;
o annual bonus multiplied by the greater of Applicable Factor or the number of years remaining in the employee's employment agreement;
o    continuing health benefits; and
o all outstanding options and other equity shall vest and become immediately exercisable.

In the event that Steven Malin or Robert Malin is terminated within six (6) months of a change of control within the Company, then the Applicable Factor shall be three (3).

DIRECTORS' COMPENSATION

All directors are reimbursed for their reasonable expenses incurred in attending meetings of the board of directors and its committees. Directors who are employees receive no additional compensation for service as members of the board of directors or committees. Non-employee directors are compensated annually for their services at $1,000 and granted non-qualified options to acquire 1,500 shares of our common stock at the end of each year of service.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2003:

                                                         Individual Grants

                                  Number of          % of Total Options
                                  Securities         Granted to
                 Name               Underlying         Employees in Fiscal
                                  Options Granted    Year                  Exercise        Expiration Date
                                  (#)                                      Price ($/sh)
                 -------------     ---------------    -------------------  -------------    -----------------
                 Michael Picone        500,000            100.0%                  .35        August 31, 2013

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table contains information concerning the number and value, at September 30, 2003, of unexercised options held by executive officers named in the Summary Compensation Table:

                      Number of Securities Underlying Unexercised Options at    Value  of   Unexercised   In-the-Money
Name                          FY-End (#) (Exercisable/Unexercisable)            Options       at      FY-End       ($)
                                                                                (Exercisable/Unexercisable) (1)
-------------         ------------------------------------------------------    --------------------------------------------
Steven Malin                             375,000 / 425,000                                  $ 93,750 / $106,250
Robert Malin                             780,000 / 550,000                                  $187,500 / $137,500
Michael Picone                           500,000 /       0                                         0 / 0
Gary Mednick                              13,750 /  11,250                                         0 / 0

(1) Fair market value of underlying securities (the closing price of the Company's common stock at fiscal year end (September 30, 2003) minus the exercise price.

STOCK OPTION PLANS

1997, 1998 and 1999 Stock Option Plan

On January 27, 1997, the board of directors and stockholders adopted our 1997 stock option plan, on March 16, 1998, our board of directors and stockholders adopted our 1998 stock option plan and on November 1, 1999 and March 14, 2000, the board of directors and stockholders, respectively, adopted our 1999 stock option plan. The Company reserved 400,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1997 stock option plan and 800,000 shares of common stock for issuance upon exercise of options granted from time to time under each of the 1998 and 1999 stock option plans. The 1997, 1998 and 1999 stock option plans are intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under each of the stock option plans the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to our employees, officers, directors and consultants. The 1997 stock option plan is administered by a committee, appointed by our board of directors, consisting of from one to three directors. The 1998 and 1999 stock option plans are administered directly by our board of directors.

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

     As of September 30, 2003, the Company has granted options to purchase 2,692,700 shares of common stock under our stock options plans at an exercise price ranging from $.10 to $21.50 per share.

2000 Stock Option Plan

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

     Under the 2000 stock option plan the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to our employees, officers, directors and consultants. The 2000 stock option plan will be administered directly by our board of directors.

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

2003 Stock Option Plan

     The majority stockholders of the Company have approved the 2003 Employee Stock Option Plan (the "2003 Option Plan") and have authorized 2,000,000 shares of Common Stock for issuance thereunder on September 25, 2003. The following is a summary of principal features of the 2003 Option Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2003 Option Plan.

General

     The 2003 Option Plan was adopted by the Board of Directors. The Board of Directors has initially reserved 2,000,000 shares of Common Stock for issuance under the 2003 Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

     The 2003 Option Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2003 Option Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

     The primary purpose of the 2003 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. In the event that the 2003 Option Plan is not adopted the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

Administration

     The 2003 Option Plan will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All questions of interpretation of the 2003 Option Plan are determined by the Board, and its decisions are final and binding upon all participants. Any determination by a majority of the members of the Board of Directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole Board of Directors.

     Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2003 Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2003 Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2003 Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

     Under the 2003 Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2003 Option Plan.

Terms of Options

     The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

     (a) PURCHASE PRICE. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2003 Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market value of such Common Shares at the time such Option is granted.

     (b) VESTING. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

     (c) EXPIRATION. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for ten (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2003 Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

     (d) TRANSFERABILITY. No Option shall be transferable, except by will or the laws of descent and distribution, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

     (e) OPTION ADJUSTMENTS. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

     Except as otherwise provided in the 2003 Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

     (f) TERMINATION, MODIFICATION AND AMENDMENT. The 2003 Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. Subject to certain restrictions, the Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

FEDERAL INCOME TAX ASPECTS OF THE 2003 OPTION PLAN

     THE FOLLOWING IS A BRIEF SUMMARY OF THE EFFECT OF FEDERAL INCOME TAXATION UPON THE PARTICIPANTS AND THE COMPANY WITH RESPECT TO THE PURCHASE OF SHARES UNDER THE 2003 OPTON PLAN. THIS SUMMARY DOES NOT PURPORT TO BE COMPLETE AND DOES NOT ADDRESS THE FEDERAL INCOME TAX CONSEQUENCES TO TAXPAYERS WITH SPECIAL TAX STATUS. IN ADDITION, THIS SUMMARY DOES NOT DISCUSS THE PROVISIONS OF THE INCOME TAX LAWS OF ANY MUNICIPALITY, STATE OR FOREIGN COUNTRY IN WHICH THE PARTICIPANT MAY RESIDE, AND DOES NOT DISCUSS ESTATE, GIFT OR OTHER TAX CONSEQUENCES OTHER THAN INCOME TAX CONSEQUENCES. THE COMPANY ADVISES EACH PARTICIPANT TO CONSULT HIS OR HER OWN TAX ADVISOR REGARDING THE TAX CONSEQUENCES OF PARTICIPATION IN THE 2003 OPTION PLAN AND FOR REFERENCE TO APPLICABLE PROVISIONS OF THE CODE.

     The 2003 Option Plan and the right of participants to make purchases thereunder are intended to qualify under the provisions of Sections 421, 422 and 423 of the Code. Under these provisions, no income will be recognized by a participant prior to disposition of shares acquired under the 2003 Option Plan.

     If the shares are sold or otherwise disposed of (including by way of gift) more than two years after the first day of the offering period during which shares were purchased (the "Offering Date"), a participant will recognize as ordinary income at the time of such disposition the lesser of (a) the excess of the fair market value of the shares at the time of such disposition over the purchase price of the shares or (b) 15% of the fair market value of the shares on the first day of the offering period. Any further gain or loss upon such disposition will be treated as long-term capital gain or loss. If the shares are sold for a sale price less than the purchase price, there is no ordinary income and the participant has a capital loss for the difference.

     If the shares are sold or otherwise disposed of (including by way of gift) before the expiration of the two-year holding period described above, the excess of the fair market value of the shares on the purchase date over the purchase price will be treated as ordinary income to the participant. This excess will constitute ordinary income in the year of sale or other disposition even if no gain is realized on the sale or a gift of the shares is made. The balance of any gain or loss will be treated as capital gain or loss and will be treated as long-term capital gain or loss if the shares have been held more than one year.

     In the case of a participant who is subject to Section 16(b) of the Exchange Act, the purchase date for purposes of calculating such participant's compensation income and beginning of the capital gain holding period may be deferred for up to six months under certain circumstances. Such individuals should consult with their personal tax advisors prior to buying or selling shares under the 2003 Option Plan.

     The ordinary income reported under the rules described above, added to the actual purchase price of the shares, determines the tax basis of the shares for the purpose of determining capital gain or loss on a sale or exchange of the shares.

     The Company is entitled to a deduction for amounts taxed as ordinary income to a participant only to the extent that ordinary income must be reported upon disposition of shares by the participant before the expiration of the two-year holding period described above.

Restrictions on Resales

     Certain officers and directors of the Company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2003 Option Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth, as of April 1, 2004, the number of and percent of the Company's common stock beneficially owned by

o    all directors and nominees, naming them,
o    our executive officers,
o    our directors and executive officers as a group, without naming them, and
o persons or groups known by us to own beneficially 5% or more of our common stock:

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of A.B. Watley Group Inc., 40 Wall Street, New York, New York 10005.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from April 1, 2004 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 1, 2004 have been exercised and converted.

                                                         NUMBER OF SHARES       PERCENTAGE OF SHARES
                                                        BENEFICIALLY OWNED              BENEFICIALLY
                                                                                           OWNED(8)
NAME AND ADDRESS OF BENEFICIAL OWNER
------------------------------------------------       ------------------------      -----------------
Steven Malin                                                  3,027,369(1)(2)                23.0%

Penson Financial Services, Inc.                               1,300,000(7)                    9.4%

On-Site Trading, Inc. Liquidating Trust                       1,700,000                      13.3%

Franklin Mutual Advisers, LLC                                   867,354(3)                    6.7%

DMG Legacy International Ltd.                                 1,394,020(4)                    9.8%

DMG Legacy Institutional Fund                                 1,394,020(4)                    9.8%

DMG Legacy Fund                                               1,394,020(4)                    9.8%

SDS Merchant Fund, L.P.                                       1,481,047(5)                   10.4%

Linda Malin                                                   2,187,567(1)                   16.0%

Robert Malin                                                  1,789,000(1)(6)                13.2%

Eric Steinberg                                                1,525,415                      11.0%

Gary Mednick                                                     13,750                         *

All directors and executive officers as a group (3            4,830,119                      36.2%
  persons)

* Less than 1%.

(1) The number of shares beneficially owned by Steven, Linda and Robert Malin include shares held in irrevocable family and charitable trusts for which they are trustees. In addition, the number of shares held by Steven Malin includes shares held by a family partnership for which Steven Malin is the general partner.

(2) The number of shares beneficially owned by Steven Malin includes 375,000 shares of common stock issuable upon exercise of options but does not include 425,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

(3) The number of shares beneficially owned by Franklin Mutual Advisers, LLC includes 425,445 shares of common stock issuable upon exercise of currently exercisable warrants.

(4) The number of shares beneficially owned by DMG Legacy International Ltd., DMG Legacy Institutional Fund LLC and DMG Legacy Fund LLC (collectively, the "DMG Group") are aggregated since such entities are affiliates and includes (i) 796,650 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock owned by the DMG Group and (ii) 597,370 shares of common stock issuable upon the exercise of currently exercisable warrants.

(5) The number of shares beneficially owned by SDS Merchant Fund, L.P. ("SDS") includes (i) 1,169,550 shares of common stock issuable upon the conversion of shares of series A convertible preferred stock owned by SDS and (ii) 311,497 shares of common stock issuable upon the exercise of currently exercisable warrants. The number of shares beneficially owned by SDS does not include 1,169,550 shares of common stock issuable upon exercise of warrants which are not currently exercisable. Under the terms of the convertible preferred stock purchase agreement, SDS is not entitled to convert any portion of the series A convertible preferred stock or exercise any portion of the warrants or to dispose of any portion of the series A convertible preferred stock or warrants to the extent that the right to effect the conversion, exercise or disposition would result in SDS or any of its affiliates owning more than 4.95% of the outstanding shares of common stock of our company.

(6) The number of shares beneficially owned by Robert Malin includes 780,000 shares of common stock issuable upon exercise of options but does not include 520,000 shares of common stock issuable upon exercise of options which are not currently exercisable.

(7) The number of shares beneficially owned by Penson Financial Services, Inc. includes 1,000,000 shares of common stock issuable upon exercise of currently exercisable warrants.

(8) Based on 12,787,138 shares of common stock currently outstanding and 10,646,183 exercisable warrants and options.

The address of all of the foregoing parties is c/o our company at 40 Wall Street, New York, NY 10005 except for On-Site Trading Inc. Liquidating Trust, Inc. whose address is c/o Robinson Brog, 1345 Avenue of Americas, New York, NY 10105, Franklin Mutual Advisers, LLC whose address in c/o The Bank of New York, PO Box 11203, New York, NY 10286, SDS Merchant Fund, L.P. whose address is c/o SDS Capital Partners, One Sound Shore Drive, Greenwich, Connecticut 06830 and each member of the DMG Group, whose address is c/o DMG Advisors LLC, One Sound Shore Drive, Greenwich, Connecticut 06830.

Item 13. Certain Relationships and Related Transactions

     During fiscal year 2001, the Company borrowed an additional $850,000 from officers and major stockholders. Total borrowings from officers and stockholders were: (i) aggregate loans of $1,375,000 from a corporation controlled by Steven Malin; (ii) aggregate loans of $1,075,000 from a corporation controlled by Robert Malin; (iii) a $950,000 loan from a corporation controlled by Linda Malin; and (iv) a $950,000 loan from a corporation controlled by Eric Steinberg. The notes bear interest ranging from 7% to 10% maturing in one or two years from the effective date. In fiscal 2001, Steven Malin had subordinated loans to our company of $125,000 and $55,000. The subordination agreement for the $125,000 loan was renewed and the $55,000 loan continued as a subordinated loan maturing in October 2002. Our company had notes receivable of $103,000 and $131,059 from officers. The notes receivable bear interest at 6% and are due on demand.

     During the fiscal year 2002, in September 2002, in consideration of the forgiveness of notes payable to officers aggregating $2,400,000, the Company issued warrants to purchase 1,479,486 and 923,145 shares of common stock to officers, exercisable at $0 and $1.80 per share, respectively. The warrants were exercisable as of September 2002 and expire in September 2007. As of the year ending September 30, 2002, the Company had notes payable to officers in the amount of $700,000 that bear interest at the rate of 10%. In April 2002, $2,150,000 of notes payable to officers were assigned to one of the Company's clearing brokers. Interest in payable at the rate of 10%. The loans expire on March 2003. In July 2002, this amount was subsequently forgiven as part of the sale of the Company's software to the clearing broker.

     In April 2002, $2,150,000 of notes payable to officers were assigned to Penson Financial Services, Inc. ("Penson"), which owns approximately 11% of the Company's outstanding common stock and is a clearing broker for the Company. Interest was payable on these notes at a rate of 10% per annum and the notes matured through March 2003. In July 2002, these amounts were subsequently forgiven as part of the sale of the Company's proprietary software programs (the "Software") and related intellectual property, to Integrated Trading Solutions, Inc. ("Integrated"), an affiliate of Penson, pursuant to an Asset Purchase Agreement dated July 31, 2002 (the "Agreement"). Pursuant to the Agreement, the Company sold to Integrated, and Integrated purchased and assumed from the Company all of the Software, certain related intellectual property and contract rights and certain other assets in exchange for the following consideration:

(i) an immediate reduction of $3,418,015 of debt owed by the Company to Penson;

(ii) a contingent reduction of additional debt owed by the Company to Penson of up to $2,150,994 on the earlier of: (a) the date that Penson receives no less than $5,000,000 in revenues under its clearing agreement with the Company (provided that such revenues are received during the thirty-six months after the closing date of the Agreement), or (b) in the event that the Company raises at least $4,000,000 in new equity capital, which may include forgiveness of various types of debt;

(iii) the assumption of certain additional identified and to be identified liabilities of the Company by Integrated;

(iv) the granting of a license by Integrated to the Company that allows the Company to utilize the Software at favorable rates. The license also provides for the Company to receive a percentage of future royalties from the licensing of the Software; and

(v) an amendment to the Company's clearing agreement with Penson.

The amount of consideration received by the Company from Integrated was determined through arms-length negotiations between the parties. In addition, prior to consummating the transaction, the Company obtained fairness and valuation opinions from Appleby Capital, Inc., which opinions stated that the consideration received by the Company was fair from a financial point of view, and that the fair market value of the assets being sold, immediately prior to the sale, were not more than $3,400,000.

The Company believes that prior transactions with our officers, directors and principal stockholders were on terms that were no less favorable than the Company could have obtained from unaffiliated third parties. All future transactions, including loans and advances, between us and our officers, directors and stockholders beneficially owning 5% or more of our outstanding voting securities, or their affiliates, will be for bona fide business purposes and on terms not less favorable to us than the Company could have obtained in arm's length transactions from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by Marcum & Kliegman LLP for the audit of the Company's group and certain stand-alone financial statements ("Audit Services") during the year ended September 30, 2003 were $174,000. The aggregate fees billed by Marcum & Kliegman LLP for services rendered to the Company, other than the services described above under "Audit Fees", for the fiscal year ended September 30, 2003 were $30,000. These fees were principally for review of the Company's Quarterly Reports on Form 10-Q.

TAX FEES. Marcum & Kliegman LLP did not provide any tax related services for the year ended September 30, 2003.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES. Marcum & Kliegman LLP did not render any consulting services for the year ended September 30, 2003.

ALL OTHER FEES. There were no other fees billed or services rendered to the Company by Marcum & Kliegman LLP.

Item 15.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

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

            4.1     Specimen Common Stock Certificate.*

            4.2 Form of Underwriter`s Warrant Agreement, including Form of Warrant Certificate.*

           10.1     1997 Stock Option Plan.*

           10.2     Second Amended and Restated 1998 Stock Option Plan.*

           10.3 Employment Agreement dated as of May 1, 1997 between the Company and Steven Malin and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Steven Malin.*

           10.4 Employment Agreement dated as of January 1, 1999 between the Company and Robert Malin.*

           10.5 Office lease dated as of June 20, 1997 between 40 Wall Development Associates, LLC, as Landlord and the Company as Tenant for premises located at 40 Wall Street, New York, New York.*

           10.6 Fully Disclosed Clearing Agreement dated October 3, 1996 and Amendment dated June 8, 1998 between Penson Financial Services, Inc. and A.B. Watley, Inc.*

           10.7 Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*

           10.8 Security Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*

           10.9 Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company.*

          10.10     1999 Stock Option Plan.***

          10.11     2000 Stock Option Plan.****

          10.12 Agreement, dated November 1, 2001, by and among A.B. Watley Group Inc. and On-Site Trading, Inc. *****

          10.13 Employment Agreement, dated as of November 2, 2001, between the Company and Gary Mednick. ********

          10.14 Series A Convertible Preferred Stock Purchase Agreement dated November 2001 for the sale of 630 shares of Series A Redeemable Convertible Preferred Stock********

          10.15     Master  Subordination,  Waiver,  Release  and
                    Indemnification Agreement  entered  on  March  27,  2002.
                    ******

          10.16 Promissory Note in the amount of $1,600,000 entered between A.B. Watley Group Inc. and Penson Financial Services, Inc. dated March 27, 2002. ******

          10.17 Promissory Note in the amount of $900,000 entered between A.B. Watley Group Inc. and DMG legacy Institutional Fund LLC and DMG Legacy Fund LLC dated March 27, 2002.
                    ******

          10.18     First  Amendment to Promissory Note entered between
                    A.B. Watley Group LLC and Penson Financial Services Inc. dated April 2002. ******

          10.19 Second Amendment to Promissory Note entered between A.B. Watley Group LLC and Penson Financial Services Inc. dated May 2002. ******

          10.20 Non-Exclusive Perpetual License of proprietary software between E*Trade and the Company dated April 2002.
                    ******

          10.21 Asset Purchase Agreement entered into with Integrated Trading Solutions, Inc. dated July 2002. ********

          10.22 License Agreement entered into Integrated Trading Solutions, Inc dated July 2002. ********

          10.23 Senior Subordinated Demand Note entered into with SDS Merchant Fund, L.P. whereby the Company borrowed $2,500,000 dated August 30, 2001. ********

          10.24 Equity line entered into with investment group dated September 6, 2000 in the amount of $3,000,000.
                    *******

          10.25 Employment Agreement entered with Steven Malin dated September 2002. ********

          10.26 Employment Agreement entered with Robert Malin dated September 2002. ********

          10.27 Amendment to the Fully Disclosed Clearing Agreement between Penson Financial Services, Inc. and A.B. Watley, Inc.
                    ********

          10.28 Amended and Restated Promissory Note between A.B. Watley Group, Inc. and Penson Financial Services, Inc. dated July 2002. ********

          10.29 First Amendment to Master Agreement and First Amendment to Software Security Agreement dated as of April 2002******

          10.30 Second Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002. ******

          10.31 Third Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002. ******

           14.1     Code of Ethics of A.B. Watley Group Inc.

           31.1 Certification by Steven Malin, Principal Executive Officer, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification by Robert Malin, Principal Financial Officer, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification by Steven Malin, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by Robert Malin, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

       ******** Filed as an exhibit to the Company`s Annual Report on Form 10-K for the year ending September 30, 2002.

(b) Reports on Form 8-K:

On September 24, 2003, the Company filed a Form 8-K Current Report reporting under Item 4 that effective as of September 19, 2003, the Company terminated the employment of John J. Amore, the former Chief Executive Officer of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


      Signatures                          Title
       Date


  /s/ Steven Malin         Chairman of the Board and Principal Executive Officer
      --------------
      Steven Malin
      May 19, 2004

  /s/ Robert Malin         Vice-Chairman,Principal Financial Officer and
      ------------         Director
      Robert Malin
      May 19, 2004

                             A.B. Watley Group Inc.
                        Consolidated Financial Statements
                  Years Ended September 30, 2003, 2002 and 2001

                                    Contents

Independent Auditors' Report                                                                       F-2
Independent Auditors' Report                                                                       F-3
Consolidated Statements of Financial Condition as of September 30, 2003 and 2002                   F-4
Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001        F-5
Consolidated Statements of Changes in Stockholders` Equity (Deficit) for the Years Ended           F-6
       September 30, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001        F-7
Notes to Consolidated Financial Statements                                                         F-9


                          Independent Auditors` Report
                          ----------------------------

The Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the accompanying consolidated balance sheet of A.B. Watley Group Inc. as of September 30, 2003 and September 30, 2002, and the related consolidated statements of operations, changes in stockholders` deficit, and cash flows for the years ended September 30, 2003 and September 30, 2002. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.B. Watley Group Inc. as of September 30, 2003 and September 30, 2002, and the results of its operations and its cash flows for the year ended September 30, 2003 and September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                                     /s/ Marcum & Kliegman LLP
New York, New York
May 3, 2004

Independent Auditors` Report
----------------------------

                    REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of A.B. Watley Group Inc.

We have audited the consolidated statements of operations, changes in stockholders` equity and cash flows for the year ended September 30, 2001. These consolidated financial statements are the responsibility of the Company`s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

                                                /s/ Ernst & Young LLP
                                                  --------------------
                                                    Ernst & Young
New York, New York
January 11, 2002

                            A.B. Watley Group Inc.
                 Consolidated Statements of Financial Condition

                                                                                             September 30,      September 30,
                                                                                                 2003               2002
                                                                                             ------------       ------------
Assets:

Cash and cash equivalents                                                                    $     41,296       $213,766
Restricted cash                                                                                        --        292,565
Receivables from clearing brokers                                                                 223,556      1,028,588
Securities owned at market value                                                                1,309,145      2,145,472
Equipment and leasehold improvements, net of accumulated depreciation
         of $6,574,033 and $5,317,434                                                           1,698,062      2,889,711
Loans receivable from related party                                                               272,727        258,226
Secured demand note                                                                             3,202,000             --
Security deposits                                                                                 175,000        132,001
Other assets                                                                                       19,894         76,291
                                                                                             ------------   ------------
Total Assets                                                                                  $ 6,941,680    $ 7,036,620
                                                                                             ============   ============

Liabilities and Stockholders` Deficit:

Accounts payable and accrued liabilities                                                        9,769,760      9,933,336
Accrued liabilities to LLC Class B Members                                                      2,000,253      2,492,310
Payable to clearing broker                                                                      1,597,767             --
Securities sold not yet purchased                                                                  28,010             --
Notes payable to former officer                                                                   700,000        700,000
Notes payable - other                                                                           3,082,826      3,282,826
Subordinated borrowings                                                                         4,863,138             --
Subordinated borrowings - other                                                                   350,000        350,000
Subordinated borrowings from officer                                                              180,000        180,000
                                                                                             ------------     ----------
                                                                                               22,571,754     16,938,472
                                                                                             ------------     ----------


Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized and 630 and 630 issued and outstanding at September 30, 2003 and 2002, respectively and
  accrued dividends (liquidation preference  - $6,300,000)                                      6,867,001      6,926,487
                                                                                             ------------     ----------

Stockholders` Deficit:
Preferred Stock $0.001 par value, 1,000,000 shares authorized and none issued and
   outstanding at September 30, 2003 and September 30, 2002                                            --             --
Common Stock, $0.001 par value, 20,000,000 shares authorized at September 30, 2003 and September 30, 2002, respectively, 12,787,138 and 12,508,852 issued
   and outstanding at September 30, 2003 and September 30, 2002                                    12,787         12,509
Additional paid-in capital                                                                     47,111,608     45,819,569
Option costs                                                                                      (13,996)       (32,663)
Accumulated deficit                                                                           (69,607,474)   (62,627,754)
                                                                                             ------------   ------------
Total Stockholders` Deficit                                                                   (22,497,075)   (16,828,339)
                                                                                             ------------   ------------
Total Liabilities and Stockholders` Deficit                                                  $  6,941,680   $  7,036,620
                                                                                             ============   ============

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Operations


                                                                                             Years Ended
                                                                           --------------------------------------------------
                                                                           September 30,      September 30,      September 30,
                                                                                   2003               2002               2001
                                                                           ------------       ------------       ------------
Revenues:

Commissions                                                                 $ 5,690,227        $15,900,261        $18,887,752
Data service fees                                                               101,821            462,469          1,297,117
Principal transactions                                                        7,848,918          2,533,998          3,196,844
Sale of software income                                                              --          3,908,308                 --
Interest and other income                                                     1,607,916          3,378,252          2,084,009
Interest income - related parties                                                    --                 --              6,180
                                                                           ------------       ------------       ------------
Total revenues                                                               15,248,882         26,183,288         25,471,902

Interest expense                                                                834,184          2,678,712            852,967
Interest expense - related parties                                                   --            392,841            398,117
                                                                           ------------       ------------       ------------
Net revenues                                                                 14,414,698         23,111,735         24,220,818

Expenses and other charges:
Commissions, floor brokerage, and clearing charges                            5,793,530         12,048,982         10,572,220
Employee compensation and related costs                                       8,570,003         10,674,346         12,686,615
Communications                                                                1,168,418          2,882,953          2,210,056
Business development                                                            291,868            485,993          2,345,696
Professional services                                                           829,139          3,679,184          3,698,724
Occupancy and equipment costs                                                 2,063,645          5,845,238          6,309,997
Depreciation and amortization                                                 1,256,599          5,894,333          5,499,922
Other expenses                                                                1,423,948          1,681,751          1,189,451
Loss on impairment of intangibles                                                    --          7,870,110                 --
Loss on investments                                                              84,287                 --            703,614
Abandonment of leasehold improvements                                                --          1,741,315                 --
Minority interest applicable to LLC Class B members                            (87,019)           (899,869)                --
                                                                           ------------       ------------       ------------
Total expenses                                                               21,394,418         51,904,336         45,216,295
                                                                           ------------       ------------       ------------

Loss before income taxes and extraordinary item                             (6,979,720)        (28,792,601)       (20,995,477)
Income tax provision                                                                 --              8,725             28,697
                                                                           ------------       ------------       ------------

Loss before extraordinary item                                              (6,979,720)        (28,801,326)       (21,024,174)
Extraordinary loss on extinguishment of debt                                         --           (250,000)                --
                                                                           ------------       ------------       ------------
Net loss                                                                   $ (6,979,720)      $(29,051,326)      $(21,024,174)
                                                                           ============       ============       ============
Basic and diluted loss per common share:

Loss before extraordinary item                                             $(6,979,720)      $ (28,801,326)     $ (21,024,174)
Deemed dividend to preferred shareholders - beneficial conversion                   --          (1,639,797)                --
Deemed dividend to preferred shareholders - accretion of redemption                 --          (1,959,617)                --
Preferred stock dividends                                                     (252,000)           (315,000)                --
                                                                           ------------      -------------       ------------
Loss before extraordinary item attributable to common shareholders          (7,231,720)        (32,715,740)       (21,024,174)
       Extraordinary loss on extinguishment of debt                                 --            (250,000)
                                                                           ------------      -------------       ------------
Net loss attributable to common shareholders                              $ (7,231,720)      $ (32,965,740)     $ (21,024,174)
                                                                           ============      =============       ============


Loss before extraordinary item                                             $     (0.57)     $        (2.62)    $        (2.13)
Extraordinary item                                                         $         -      $        (0.02)    $            -
Basic and diluted loss per share                                           $     (0.57)     $        (2.64)    $        (2.13)

Weighted average shares outstanding                                         12,578,995          12,508,852          9,888,597


                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
             Statement of Changes in Stockholders` Equity (Deficit)


                                    Common Stock Issued
                                    -------------------
                                    Shares     Par Value      Additional   Unamortized     Deferred      Accumulated       Total
                                                              Paid-in      Option Costs   Compensation      Deficit
                                                              Capital
                                ------------  ------------  ------------   ------------   ------------   ------------  -------------

Balance at September 30, 2000      8,798,090        $8,798   $24,814,573       ($93,331)            --   ($12,552,254)  $12,177,786
Issuance of common stock           2,197,706         2,198    10,997,219             --             --             --    10,999,417
Deferred stock based
   compensation                           --            --       555,182             --       (555,182)            --            --
Amortization deferred
   compensation                           --            --            --             --         95,619             --        95,619
Warrants issued to                        --            --       369,083             --             --             --       369,083
   non-employees
Option cost - net                         --            --       488,927      ($174,467)            --             --       314,460
Net loss                                  --            --            --             --             --    (21,024,174)  (21,024,174)
                                ------------  ------------  ------------   ------------   ------------   ------------  -------------
Balance at September 30, 2001     10,995,796       $10,996   $37,224,984      ($267,798)      (459,563)  ($33,576,428)   $2,932,191
                                ------------  ------------  ------------   ------------   ------------   ------------  -------------
Issuance of common stock
   -On-Site                        1,513,056         1,513     5,158,011             --             --             --     5,159,524
Amortization deferred                     --            --            --             --        459,563             --       459,563
   compensation
Deemed dividend preferred                 --            --     1,959,617             --             --             --     1,959,617
   stock - redemption feature
Accretion of deemed dividend
   preferred stock                        --            --    (1,959,617)            --             --             --    (1,959,617)
Forgiveness of receivables to
   related parties                        --            --       (39,000)            --             --             --       (39,000)
Forgiveness of notes payable
   to officers and related
   parties                                --            --     2,400,000             --             --             --     2,400,000
Dividends accrued on preferred
   stock                                  --            --      (315,000)            --             --             --      (315,000)
Warrants issued to consultants            --            --       184,894             --             --             --       184,894
Warrants issued to preferred
   stockholder in connection
   with credit line provided              --            --     1,045,367             --             --             --     1,045,367
Amortization of bridge loan
   warrants                               --            --       349,447        202,467             --             --       551,914
Option cost-net                           --            --            --         32,668             --             --        32,668
Issuance costs related to
   preferred stock                        --            --      (189,134)            --             --             --      (189,134)
Net loss                                  --            --            --             --             --    (29,051,326)  (29,051,326)
                                ------------  ------------  ------------   ------------   ------------   ------------  -------------
Balance at September 30, 2002     12,508,852       $12,509   $45,819,569       ($32,663)  $         --   ($62,627,754) ($16,828,339)
                                ------------  ------------  ------------   ------------   ------------   ------------  ------------
Dividends accrued on preferred
   Stock                                  --            --      (252,000)            --             --             --      (252,000)
Stock issued in On-Site
    settlement                       278,286           278       199,722                                                    200,000
Amortization of warrants issued
   in connection with subordinated
   borrowings                                                    273,724                                                    273,724
Preferred stock penalties waived                               1,070,593                                                  1,070,593
Option cost - net                                                                18,667                                      18,667
Net loss                                                                                                   (6,979,720)   (6,979,720)
                                ------------  ------------  ------------   ------------   ------------   ------------  -------------
Balance at September 30, 2003     12,787,138       $12,787   $47,111,608       ($13,996)  $         --   ($69,607,474) ($22,497,075)
                                ============  ============  ============   ============   ============   ============  =============


                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Cash Flows

                                                                 Years Ended
                                                ------------------------------------------------
                                                September 30,    September 30,      September 30,
                                                    2003              2002              2001
                                                ------------      ------------      ------------
Cash flows used in operating activities:

Net loss                                         $(6,979,720)     $(29,051,326)     $(21,024,174)
Adjustments to reconcile net loss to net
cash used in
   Operating activities:

        Non-cash compensation and service
        costs                                             --           459,563           779,162
        Options costs                                 18,667           235,135                --
        Penalties-preferred stock                    759,107           311,487                --
        Debt discount
         in connection with issuance
         of warrants                                 136,862         1,390,569                --
        Settlement of liabilities
         to LLC Class B members                      (87,019)         (899,869)               --
        Loss on investments                               --                --           703,614
        Depreciation and amortization              1,256,599         5,894,333         5,499,922
        Loss on impairment of intangibles                 --         7,870,110                --
        Loss on extinguishment of debt                    --           250,000                --
        Loss on disposal of leasehold
        improvements                                      --         1,741,315                --
        Changes in assets and liabilities:
        (Increase) decrease in operating
        assets:
                 Restricted cash                     292,565           207,769            31,098
                 Receivables from clearing
                 brokers                             805,032         1,178,045        (1,174,624)
                 Securities owned                    836,327         2,748,940            47,727
                 Loans receivable from
                 related party                       (14,501)           (1,029)         (129,126)
                 Security deposits                   (42,999)        1,312,479            27,427
                 Other assets                         56,397           833,598          (324,319)
        Increase (decrease) in operating
        liabilities:
                 Accounts payable and
                 accrued liabilities                (163,576)          971,253          (446,685)
                 Securities sold not yet
                 purchased                            28,010        (3,731,128)          191,552
                 Payable to clearing broker        1,597,767
                                                 ------------      ------------      ------------
Net cash used in operating activities             (1,500,482)       (8,278,756)      (15,818,426)
                                                 ------------      ------------      ------------

Cash flows provided by (used in)
investing activities:
Purchases of property and equipment                  (64,950)         (261,930)       (1,759,660)
Proceeds of sale of
software license                                          --          4,400,314               --
                                                -------------     -------------     -------------
Net cash provided by (used in) investing
activities                                           (64,950)         4,138,384       (1,759,660)
                                                -------------      ------------     -------------

Cash flows from financing activities:
Proceeds from sale of common stock                         --               --        10,012,127
Proceeds from sale of preferred stock                      --        3,324,291                --
Proceeds from exercised stock options                      --               --           987,290
Proceeds from exercised stock warrants                     --               --                --
Proceeds from notes payable                           250,000          187,884         2,500,000
Payments of notes payable                            (450,000)              --          (790,938)
Proceeds from secured demand note recievable        1,798,000               --                --
Proceeds from notes payable to officer                     --          900,000           850,000
Payment of capital lease obligations                       --               --          (559,090)
Proceeds from obligations under capita
leases                                                     --               --                --
Capital distribution to LLC Class B members          (205,038)      (1,012,397)               --
Capital contribution by LLC Class B members                --          446,307                --
Repayment of bank loan                                     --               --            (3,333)
                                                 ------------      ------------      ------------
Net cash provided by financing activities           1,392,962        3,846,085        12,996,056
                                                ------------      ------------       ------------

Net decrease in cash and cash equivalents           (172,470)        (294,287)        (4,582,030)
Cash and cash equivalents at beginning of
period                                               213,766           508,053         5,090,083
                                                ------------      ------------       ------------
Cash and cash equivalents at end of period           $41,296          $213,766          $508,053
                                                ============      ============       ============

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.

                      Consolidated Statements of Cash Flows
                                   (continued)


                                                                              Years Ended
                                                            ----------------------------------------
                                                            September 30,    September 30, September 30,
                                                                2003             2002         2001
                                                            ------------     ------------   --------
Supplemental non-cash financing activities
     and disclosure of cash flow information:

Forgiveness of penalties on
Preferred stock                                              $ 1,070,593     $         --   $     --
                                                            ============     ============   ========
Exchange of  property and equipment in payment of
operating expenses                                          $         --     $         --   $198,348
                                                            ============     ============   ========
Issuance of notes payable in payment of operating
expenses                                                    $         --     $    225,714   $     --
                                                            ============     ============   ========
Discharge of note payable in exchange for software          $         --     $  2,150,000   $     --
                                                            ============     ============   ========
Preferred stock dividends                                   $    252,000     $    315,000   $     --
                                                            ============     ============   ========
Exchange of subordinated debt for preferred stock           $         --     $  2,500,000   $     --
                                                            ============     ============   ========
Deemed dividend to preferred shareholders -beneficial
conversion                                                  $         --     $  1,639,797   $     --
                                                            ============     ============   ========
Deemed dividend to preferred shareholders -accretion of
redemption feature                                          $         --     $  1,959,617   $     --
                                                            ============     ============   ========
Net assets of On-Site acquired by the issuance of
common stock                                                $         --     $  5,703,000   $     --
                                                            ============     ============   ========

Issuance of warrants in forgiveness of debt                 $         --     $  2,400,000   $     --
                                                            ============     ============   ========

Discharge of debt in exchange for software                  $         --     $  1,268,015   $     --
                                                            ============     ============   ========

Issuance of secured demand note                             $  5,000,000     $         --   $     --
                                                            ============     ============   ========

Issuance of subordinated borrowing                          $  5,000,000     $          --  $     --
                                                            ============     ============   ========
Debt discount related to the issuance of warrants
 in connection with subordinated borrowing                  $    273,724      $        --   $     --
                                                            ============     ============   ========

Settlements of LLC Class B Member Liabilities               $     87,019      $        --   $     --
                                                            ============     ============   ========

Issuance of stock in payment of liability to On-Site        $    200,000      $        --   $     --
                                                            ============     ============   ========


Cash paid for:

               Interest                                     $    303,385     $    366,841   $539,627
                                                            ============     ============   ========
               Taxes                                        $         --     $         --   $ 15,456
                                                            ============     ============   ========

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements

1. Organization and Business

      A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley"), A.B. Watley Direct, Inc. ("Direct", formerly Integrated Clearing Solutions, Inc. ("Integrated")) A.B. Watley Futures Corp. ("ABW Futures") and ABW TRADING, LLC ("LLC") operating as one integrated business segment. LLC ceased operations on June 18, 2002. ABWG is a Delaware corporation organized on May 15, 1996.

      A.B. Watley and Direct are registered broker-dealers with the Securities and Exchange Commissions ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). A.B. Watley and Direct are introducing broker-dealers, conducting business in electronic trading, information and brokerage services, as well, as institutional block trading. A.B. Watley and Direct clear all transactions through clearing brokers on a fully disclosed basis. Accordingly, A.B. Watley and Direct are exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

      ABW Futures is an introducing broker/dealer registered with the National Futures Association and conducts futures trading activity for customers. ABW Futures clears all of its business through two clearing brokers.

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

      In January 2004, A.B. Watley, as a result of net capital deficiencies, ceased operations. In February 2004, A.B. Watley withdrew its registration as a broker/dealer.

2. Liquidity and Capital Resources

      The Company has continued to incur consolidated net losses and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Basis of Presentation

      The consolidated financial statements include the accounts of ABWG and its wholly -owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to the current year`s presentations.

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

     Equipment and Leasehold Improvements
     ------------------------------------
      Computer equipment, software, and furniture and fixtures are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are carried at cost and are amortized on a straight-line basis over the lesser of the life of the improvement or the term of the lease.

     Accounts Payable and Accrued Liabilities
     ----------------------------------------
Accounts payable and accrued liabilities is comprised of the following:

                                                 September 30,    September 30,
                                                     2003              2002
                                                  ----------       ----------

Commissions, floor brokerage and clearing costs   $1,288,154        $ 631,159
Employee compensation and related costs              870,438          481,036
Communications                                       713,203          479,653
Business development                                 513,692          269,659
Professional fees                                  1,823,458        3,382,561
Occupancy, equipment and leases                    3,186,054        3,367,319
Accrued interest                                     626,950          773,784
Other                                                747,811          548,165
                                                  ----------       ----------
                                                  $9,769,760       $9,933,336
                                                  ==========       ==========

     Use of Estimates:
     -----------------
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Equity-Based Compensation
     --------------
       As permitted by FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the day of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

      In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This standard amends the disclosure requirements of FAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of FAS 123 which requires disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by FAS 123 had been adopted, as well as certain other information.

      The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following years ended September 30, 2003 and 2002 as follows:

                                       YEAR ENDED SEPTEMBER 30,
                                 -------------------------------
                                    2003              2002
                                ------------       ------------

Net loss                         $(6,979,720)      $(29,051,326)
Stock-based employee
compensation cost, net
of tax effect, under
fair value accounting                313,811            647,150
                                 -----------       ------------
Pro forma net loss under
Fair Value Method                $(7,293,531)      $(29,698,476)
                                 -----------       ------------
Loss per share
basic and diluted                $     (0.55)      $      (2.64)
Per share stock-based
employee compensation
cost, net of tax effect,
under fair value
accounting                              0.02               0.05
                                 ------------       ------------
Pro forma loss per
share - basic and diluted       $      (0.57)      $      (2.69)
                                -------------       ------------
      Loss Per Share
      --------------

      Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and the convertible preferred stock. Dilutive per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and the conversion of preferred stock for the years ended September 30, 2003 and 2002 were 13,494,505 and 13,580,766, respectively.

     Fair Value of Financial Instruments:
     ------------------------------------

      Substantially all of the Company`s financial instruments are carried at fair value or at amounts approximating fair value.

     Business Development:
     ---------------------

      The Company expenses all promotional costs as incurred. Advertising production costs are expensed when the initial advertisement is run. Costs of advertising are expensed as the services are received. Substantially all business development costs relate to advertising. Advertising expense for the years ended September 30, 2003, 2002 and 2001 were $101,760, $74,755 and
$1,443,615, respectively.

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

     Accounting Developments:
     ------------------------

     In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS
133. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after September 30, 2003. The guidance is to be applied prospectively. Management does not believe that the adoption of any of this pronouncement will have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the above pronouncement during the current year and there was no material effect on the Company's consolidated financial statements.

4.   Net Capital Requirement

      A.B. Watley and Direct are subject to the SEC`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, A.B. Watley is required to maintain defined minimum net capital to the greater of $100,000 or 6-2/3% of aggregate indebtedness as defined. Direct is required to maintain minimum net capital of $5,000 or 6-2/3% of aggregate indebtedness as defined.

      As of September 30, 2003, A.B. Watley had net capital of $568,592 which was $320,211 in excess of its minimum requirement at September 30, 2003. Direct had $18,140 of net capital which was approximately $13,140 in excess of its minimum requirement at September 30, 2003.

      As of September 30, 2003, ABW Futures had a net capital deficit of $12,988. This deficiency was cured in December 2003.

5. Financial Instruments with Off Balance Sheet Risk and Concentrations of Credit Risk

      Pursuant to clearance agreements, the clearing and depository operations for the Company and its customers' securities transactions are provided by two clearing broker-dealers. The Company earns commissions as an introducing broker for the transactions of its customers. In the normal course of business, the Company's customer activities involve the execution and settlement of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the security underlying the contract at a loss.

      The Company's customer securities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends the credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by the Company.

      The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of September 30, 2003, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $909,051. Total bad debt expense incurred by the Company which is included in commissions, floor brokerage, and clearing charges in the Consolidated Statement of Operations amounted to approximately $343,000 during the year ended September 30, 2003.

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

      Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the Consolidated Statements of Financial Condition.

6.   Equipment and Leasehold Improvements

                                                  September 30,  September 30,
                                                      2003           2002
                                                  ------------   ------------

Computer equipment                                  $  751,836    $   751,836
Software                                             4,793,939      4,793,939
Furniture, fixtures and leasehold improvements       2,726,320      2,661,370
                                                  ------------   ------------
                                                     8,272,095      8,207,145
Less: Accumulated depreciation and amortization     (6,574,033)   (5,317,434)
                                                  ------------   ------------
Equipment and leasehold improvements, at           $ 1,698,062   $  2,889,711
 cost, net                                        ============   ============

      Upon the Company relocating its corporate offices in 2004, the Company expects to record a charge for abandonment of equipment and leasehold improvements in the amount of approximately $1,000,000.


      Depreciation and amortization expense for the years ended September 30, 2003, 2002, 2001 was $1,256,599, $5,894,333 and $5,499,922, respectively.

      At September 30, 2003 and 2002 substantially all software represents software developed for internal use. For the years ended September 30, 2003 and 2002, the Company amortized $4,793,939 and $3,938,365 of capitalized software developed for internal use. During 2001, the Company began marketing its internally developed software to third parties. During 2002, the Company`s proprietary trading software was sold.

7.   Sale of Software

      In April 2002, the Company granted to E*TRADE a non-exclusive perpetual license of the Company`s proprietary software for a one-time flat fee of $5,000,000, payable in cash ($2.6 million) and E*TRADE stock ($2.4 million, or 474,500 shares). All of the E*trade stock has been sold with the proceeds used for working capital purposes. Of the total proceeds, $3,809,000 has been recorded in the Consolidated Statement of Financial Condition, as a reduction of property and equipment in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. For the year ended September 30, 2002 the remaining balance of proceeds of $1,191,000 has been recorded in the Consolidated Statement of Operations as Sale of Software Income.

      In July 2002, the Company sold its software programs known as Ultimate Trader II, Ultimate Trader III, Watley Trader and related intellectual property, to an affiliate of one of its clearing brokers. The sale included all proprietary software that displays market quotation, news, and other information analysis; order entry including the initiation and transmission of trading orders and position management and any applications that provide real time and historical market prices. In consideration for the trading technology software, the Company`s clearing broker agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by the Company to the clearing broker. As part of the agreement, the Company obtained a perpetual nonexclusive, license to continue to use the software, including the right to sublicense the software. Under the terms of the agreement, the Company was granted the right to use the software royalty free until July 31, 2005, and for a nominal per user per month fee thereafter, as defined. The Company also received a more favorable clearing agreement, which will remain in effect until July 31, 2007. The asset purchase agreement also provides for a future reduction of indebtedness of approximately $2,100,000 from its clearing broker provided that over a 36-month period beginning after July 31, 2002, that the Company has paid its clearing broker $5,000,000 in clearing fees or raised at least $4,000,000 in new equity capital. In order for the new capital to be considered towards the reduction in indebtedness, the agreement requires that there be no cash payments or mandatory redemptions affecting the principal amount prior to 18-months after July 31, 2002. All of the proceeds from the sale of software have been recorded in the Consolidated Statement of Operations as Sale of Software Income for the year ended September 30, 2002.

8.   Acquisition of On-Site Trading, Inc.

      In an effort to increase its customer base and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October

1, 2001, the Company acquired the customer lists and certain other On-Site assets and liabilities (the retail business), including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (the proprietary trading business) which was subsequently renamed ABW TRADING, LLC. Since the acquisition, the retail business and proprietary trading business have operated as one reporting unit. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares (which was later reduced by 361,944) of its Common Stock to On-Site. Of these shares, 937,500 shares were delivered at closing and 106,806 shares ("Escrow Shares") are being held in escrow to be released to the sellers of On-Site at a later date. The remaining 468,750 shares are being held in escrow and are deliverable on a pro rata basis upon the Company achieving certain post-acquisition levels of revenues as defined in the agreement. As of September 30, 2003, approximately 205,000 of such shares have been earned by On-Site.

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
                                                                ===========

     On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business`s operations as a result of declining revenues. On June 18, 2002, LLC withdrew its broker dealer registration and therefore was unable to continue trading activities. The remaining liability to the LLC Class B members as of September 30, 2003 and September 30, 2002, was $2,000,253 and $2,492,310, respectively, and is included in the accompanying Consolidated Statement of Financial Condition as "Accrued Liabilities to LLC Class B Members". During the year ended September 30, 2003 the balance payable to Class B Members was reduced by approximately $492,000 in payments including the issuance of 200,000 shares of common stock to On-Site as part of a settlement agreement with a former LLC Class B Member.

The Intangibles associated with the acquisition were being amortized on a straight -line basis over a period of 36 months. The Company recognized three months of amortization expense approximating $715,000 during the year ended September 30, 2002.

      The customer base from the On-Site acquisition had deteriorated significantly since its acquisition and revenues from operations have declined. Management believes that the deterioration was attributable to many causes including weakening market conditions, as well as the loss and closing of branch operations that resulted in a permanent impairment in the value of the intangibles assets. As of September 30, 2002, the Company recorded a charge to operations of $7,870,110 to write off the remaining carrying value of Intangibles.

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

      Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances during the period June 1, 2003 through May 31, 2004. For the years ended September 30, 2003 and 2002, dividends of $252,000 and $315,000, respectively, were accrued for the Preferred Stock. Penalties accrued through June 30, 2003 in the amount of $1,070,593 have been reversed and recorded as additional paid-in-capital.

      The Preferred Stock includes a liquidation preference of $10,000 per share and bears a cumulative dividend at an initial 6% annual rate, which increases to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances during the period June 1, 2003 through May 31, 2004. For the years ended September 30, 2003 and 2002, dividends of $252,000 and $315,000, respectively, were accrued for the Preferred Stock.

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

      As of September 30, 2003 and 2002, the dilutive effect of the conversion of preferred stock would result in the issuance of 3,764,769 and 3,474,343 shares respectively.

10.  Notes and Loans Payable

a) Notes Payable - Former Officers
   -------------------------------

     As of September 30, 2003 and 2002, notes payable to former officers consisted of the following:

                                              Principal            Interest
  Effective Date          Maturity Date         Amount               Rate
  --------------          -------------         ------               ----
   10/01/01                On demand            500,000               10%
   02/02/02                On demand            200,000               10%
                                             -----------
                                               $700,000
                                             ===========

      As of September 30, 2003 and 2002, interest payable related to these notes payable to former officers was $113,667 and $70,000 respectively. The notes payable to former officers are subordinated to the lines of credit granted by the holders of the Company`s Preferred Stock.

      In September 2002 of notes payable to officers aggregating $2,400,000, were forgiven.

      In April 2002, $2,150,000 of notes payable to officers was assigned to one of the Company`s clearing brokers. Interest is payable at a rate of 10% per annum. The loans expire through March 2003. In July 2002, this amount was subsequently forgiven as part of the sale of the Company`s software.

b) Loans Payable - Other
   ---------------------
                                                 September 30,   September 30,
                                                     2003            2002
                                                  ----------      ----------
Line of Credit                                    $3,082,826      $3,082,826
Loans Payable - other                                     --         200,000
                                                  ----------      ----------
                                                  $3,082,826      $3,282,826
                                                  ==========      ==========


      In February 2002, the Company borrowed $200,000 from a third party with interest payable at a rate of 10% per annum. During fiscal 2003 the loan was repaid in full.

      In March 2002, one of the holders of the Company`s Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit were payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company`s Common Stock at an exercise price of $.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company`s Common Stock at an exercise price of $.918 a share. The fair value of the warrants were amortized and recorded as interest expense. As of September 30, 2003, the Company has borrowed $3,082,826 under this commitment. As of September 30, 2003 the Company has accrued interest payable of $513,292. The loan is collateralized by certain assets of the Company as defined in the loan agreement.

11.      Secured Demand Note and Subordinated Borrowings

Secured Demand Note

      On January 15, 2003, the Company entered into a Secured Demand Note Collateral Agreement (the "SDN"), whereby a subordinated lender agreed to deposit $5,000,000 worth of collateral in accounts to be held by the Company to secure a subordinated loan for the same amount. The loan has been approved by the NASD and is included for the purposes of computing net capital under Rule 15c3-1.

      During the year ended September 30, 2003, the Company liquidated approximately $1,798,000 of the SDN Collateral. This cash was then used by the Company to support its operations. This transaction is reflected in the accompanying Statement of Financial Condition as a reduction of the principal amount of the SDN.

Subordinated Borrowings

      At September 30, 2003, subordinated borrowings consisted of $5,530,000 of subordinated notes payable to general creditors, of which $5,000,000 bearing interest at 7% is due on June 30, 2004, $200,000 bearing interest at 15%, $150,000 bearing interest at 13%, and the balance of $180,000 bearing interest at 12% are due on October 31, 2006. In connection with the issuance of the $5,000,000 subordinated borrowing the Company issued warrants to the lender to purchase 500,000 shares of ABWG common stock at $0.75. The Company recorded a debt discount in the amount of $273,724 which is amortized to interest expense over the life of the subordinated loan. Interest expense relating to the warrants was $136,862 for the year ended September 30, 2003. A.B. Watley ceased operations in January 2004. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. To the extent borrowings are required for the Company's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 is from an officer and shareholder of ABWG. On September 29, 2003, subordinated borrowings of $530,000 bearing interest rate at 12% - 15% were converted to equity subordinations for Net Capital purposes. Interest expense of approximately $316,000, $64,500 and $62,825 was incurred on subordinated borrowings during the years ended September 30, 2003, 2002 and 2001, respectively.

    Subordinated borrowings as of September 30, 2003 and 2002 are as follows:


September 30, 2003    September 30, 2002     Interest Rate        Maturity
 ------------------    ------------------     -------------        --------
        $ 5,000,000                   --              7%      June    30, 2004
           $125,000             $125,000             12%      October 31, 2006
            $55,000              $55,000              0%      October 31, 2006
           $200,000             $200,000             15%      October 31, 2006
           $150,000             $150,000             13%      October 30, 2006
-------------------    ------------------
         $5,530,000             $530,000
===================    ==================

12. Commitments and Contingencies

Late Filings
------------

      The Company did not file required reports with the SEC on a timely basis . Specifically , this annual report on Form 10-K and the quarterly reports on Form 10-Q for the quarter ended December 31, 2003. The Company`s financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings. In addition the Company has not filed its tax returns for the years ended September 30, 2003, 2002 & 2001.

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

     The aggregate minimum future rental payments required are as follows:


Fiscal Year Ended    Operating leases      Capital leases              Total
                    -----------------     ---------------    ------------------

            2004           $1,025,357              72,416         $ 1,097,773
            2005              895,528              31,584             927,112
            2006              938,272               1,493             939,765
            2007              938,272                   -             938,272
            2008              938,272                   -             938,272
         Thereafter           703,704                   -             703,704
                    -----------------     ---------------    ------------------
                           $5,439,405            $105,493          $5,544,898
                    =================     ===============    ==================

      The Company is in default of making the minimum payments required under certain of its capital lease agreements. The Company is in the process of negotiating settlements with such vendors which is not expected to have a material effect on the consolidated financial statements.

Employment Agreements
---------------------

During the year ended September 30, 2002, the Company entered into four employment agreements with certain key executives. The terms of the agreements ranged from two to four years and provided for annual compensation of $850,000. The agreements also provided for a discretionary bonuses based upon the performance of the Company. During the year ended September 30, 2003, two of these employment agreements were terminated. The termination of these employment agreements is not expected to have a material effect on the consolidated financial statements. Annual compensation under the two remaining employment agreements totals $350,000.

              Fiscal Year Ended     Annual Compensation
              -----------------     -------------------

                          2004                 $350,000
                          2005                  350,000
                          2006                  330,000
                          2007                       --
                          2008                       --
                       Thereafter                    --
                                     ------------------
                                             $1,030,000
                                     ==================

Litigation
----------

      The Company is a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for the minority interests of the Class B members of the LLC. The Company is defending these suits and has commenced settlement negotiations as to certain of such suits.

      We are currently a party to various suits alleging breach of contract due to non-payment for services or goods provided, and for amounts claimed by Class B members of the LLC. We are defending these suits and have commenced settlement negotiations as to certain of such suits.

      In addition, a suit has been brought by Akro Investicni Spolecnost, A.S. and Bozena Konvalinkova, as Czech Receiver of Private Investors, as against A.B. Watley. The plaintiffs alleged violations of New York common law and federal securities law by A.B. Watley arising from an agreement between Private Investors, a Czech broker-dealer, and A.B. Watley. Plaintiffs were seeking damages of $31,400,000 (of which approximately $950,000 was alleged to represent the damages and the balance represented punitive damages.) On April 16, 2003, Morslav Tichy, a plaintiff in the action, filed a Notice of Dismissal dismissing his claims without prejudice. Furthermore, in July 2003, a Stipulation and Order of Dismissal with Prejudice was filed with the United States District Court - Southern District of New York whereby the above action was dismissed pursuant to a Settlement Agreement and Release. Pursuant to the Settlement Agreement and Release, the Company made a cash payment of $275,000, which was covered by the Companys insurance, to the plaintiffs in consideration for the plaintiffs agreeing to have the action dismissed.

      We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,657.

     We are defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No. 117675/02. This is a breach of contract action in connection with the lease of equipment, which seeks compensatory damages of $195,355, plus interest, costs and attorney's fees. The Company has denied liability in its entirety and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

      Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group, Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,573.73 (a provision has been provided in financial statements) for unpaid legal fees. A.B. Watley Group, Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which was opposed by A.B. Watley Group Inc. and A.B. Watley Inc. The oral argument on this motion for summary judgment was heard on March 30, 2004. As of May 19, 2004, the court has not made a decision with respect to the summary judgment.

      We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has obtained a consent judgment order against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided in financial statements). Currently, Plaintiff is conducting post-judgment discovery.

      We are respondent in an arbitration titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. Claimants have alleged mismanagement of Mr. MacDonald's margin account. A.B. Watley, Inc. denies all wrongdoing in connection with this matter.

      We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc. Claimants are seeking damanges of approximately $94,800 relating to the suitability of Claimants' investments. The Company denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities law. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

      We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this claim against A.B. Watley, Inc. in August 2002 seeking damages for unpaid commissions of approximately $146,668 (a provision has been provided in financial statements)plus legal fees and costs in the amount of $4,025 for arbitration fees and disbursements. Claimants have also requested an order to have their Form U-5s amended to remove all references to any alleged improper conduct. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaimed for $608,000 against Claimants for breach of contract and fiduciary duty. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimant is seeking damages of approximately $49,000 relating to a breach of contract. A.B. Watley, Inc. denies all liability in connection with this matter.

      We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,583(a provision has been provided in financial statements). A.B. Watley Group Inc. executed a settlement agreement with Plaintiff, but the Company has defaulted under such settlement agreement.

      Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019,(a provision has been provided in financial statements) which is presently owed.

      We are defendant in an action titled Scott Schwartz v. A.B. Watley Inc., Supreme Court of the State of New York, County of New York, Index No. 121644/03. Plaintiff filed a complaint alleging owed commissions and breach of contract. A.B. Watley Inc. has settled the action for $6,750 which has been paid in full.

      We are defendant in an action titled Siemens Financial Services, Inc. v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group, Inc. in the amount of $179,882 (a provision has been provided in financial statements) with interest from July 10, 2003.

      We are respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. Claimant has submitted this claim to arbitration claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff has submitted this claim alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in financial statements) plus costs, disbursements, and attorneys' fees. A.B. Watley, Inc. filed an answer on January 8, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and seeks damages in the amount of $398,750 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. is currently in settlement negotiations regarding this matter.

      We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by the Company, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for the Company. The Company has paid $65,000 pursuant to the Forbearance Agreement. On December 17, 2003, Plaintiff issued the Company a Notice of Default under the Forbearance Agreement, which the Company has failed to cure. Under the Forbearance Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917 (a provision has been provided in financial statements) without further notice to the Company.

      We are defendant in an action titled A.B. Watley Group, Inc./John Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act Complaint. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former officer of the Company, had filed a complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The response denies all liability and raised several defenses to the complaint. The Company intends to vigorously defend this matter. On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Complainant has appealed and the U.S Department of Labor has scheduled a proceeding on June 7, 2004.

      We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., AAA Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in financial statements). On January 26, 2004, the Company submitted its answer denying all material allegations and asserting several affirmative defenses. The Company intends to continue to vigorously defend this matter.

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender.

In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the $5 million secured demand note prior to December 20, 2004.

      Our landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and will vacate the remaining portion of the premises prior to June 1, 2004. The landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in financial statements)after the Company has vacated the premises.

      We are plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. We have sued our former CEO who has filed a counterclaim against our company.

      We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. We have filed an answer denying all wrongdoing. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Arbitration No. 03-05526. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, a lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. We are not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which is expected to have a material adverse effect on our business. There can be no assurance that one or more future disciplinary actions, if decided adversely us, would not have a material adverse effect on our business, financial condition and results of operations.

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

      A summary of the Company`s stock option activity and related information for the years ended September 30, 2003, 2002, and 2001 is as follows:

                                            Number      Weighted Avg.
                                           of Shares    Exercise Price
                                           ---------    --------------
Outstanding at September 30, 2000          1,385,350       $  9.90
   Granted                                 1,072,100       $  6.54
   Exercised                                (170,590)      $  5.79
   Forfeited                                (183,923)      $ 10.21
                                          ----------       --------
Outstanding at September 20, 2001          2,102,937       $  9.68
   Granted                                 3,520,000       $  7.59
   Exercised                                      --       $    --
   Forfeited                              (2,043,550)      $   .13
                                          ----------       -------
Outstanding at September 30, 2002          3,579,387       $  2.12
   Granted                                   500,000       $  0.35
   Exercised                                      --            --
   Forfeited                              (1,386,687)      $ 15.23
                                          ----------       -------
Outstanding at September 30, 2003          2,692,700        $ 6.37
                                          ==========       =======

   Exercisable at September 30, 2001         759,058       $  8.10
                                          ==========       =======
   Exercisable at September 30, 2002       2,614,913       $  0.39
                                          ==========       =======
      Exercisable at September 30, 2003    1,699,430       $  6.94
                                          ==========       =======


      Included in the table above are non-employee option grants of -0- and 50,000 shares for the years ended September 30, 2003 and September 30, 2002, respectively.

      Compensation expense related to stock options for the years ended September 30, 2003, 2002 and 2001 was $0, $459,563, $779,162, respectively.

      The weighted average fair value of options granted during the years ended September 30, 2003, 2002, and 2001 was $0.35, $0.08 and $4.82 and respectively.
The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company`s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management`s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

                                                                Years Ended
                                              2003 Grants       2002 Grants        2001 Grants
                                              -----------       -----------        -----------

Dividend yield                                     0%                 0%                0%
Weighted average expected life:
          Employees                             10.0 years          5.0 years         4.0 years
          Non-employees                           --                 --               0.1 years
Weighted average risk-free interest rate        4.21               3.88               5.17
Expected volatility                              109%                50%               92%


      Additional information regarding options outstanding as of September 30, 2003 is as follows:

                                         Options Outstanding                                         Options Exercisable
                                         -------------------------                                  -------------------------
Range of             Number of           Weighted Average         Weighted Average         Number Exercisable   Weighted Average
Exercisable Prices   Outstanding as of   Remaining Contractual    Exercise Price           as of 9/30/03        Exercise Price
                     9/30/03             Life in years
---------------------------------------------------------------------------------------------------------------------------------

$0.10 - $.35           2,600,000                  9.19                $0.21                1,625,000                 $0.25
$2.90 - $ 6.13            45,000                  7.71                $4.93                   36,750                 $5.21
$8.00 - $10.875           36,750                  6.89                $8.63                   26,730                 $8.84
$16.00 -$17.50            10,950                  6.62               $16.90                   10,950                $16.90
                      ----------                                                           ----------
                       2,692,700                                                           1,699,430
                      ==========                                                           ==========


14.  Stock Warrants

      At September 30, 2003 and 2002, the Company had warrants outstanding of 7,037,036 and 6,500,036, respectively, with exercise prices ranging between $0 and $19.47 and expirations extending through March 2012.

15.  Income taxes

      The Company has no income tax liability for Federal, State, and Local income tax purposes. The Company is subject only to minimum taxes based on capital and the provision for income taxes for the years ending September 20, 2003, 2002, and 2001 amounted to $0, $8,725, and $28,697, respectively.


                                                                Years Ended September 30,
                                                          2003              2002             2001
                                                      ---------------    -------------    -------------
Tax benefit at federal statutory rate                        (34.0%)          (34.0%)           (34.0%)
State taxes, net of federal tax effect                           0.1              0.1               0.1
Increase in valuation allowance on deferred tax assets          33.9             33.9              33.9
Other                                                            0.1              0.1               0.1
                                                      ---------------    -------------    -------------
Effective tax rate                                              0.1%             0.1%              0.1%
                                                      ===============    =============    =============

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that give rise to deferred tax assets at September 30, 2003, are principally the result of net operating carryforwards. At September 30, 2003, the Company had a net operating loss carry forward for federal, state and local tax purposes of approximately $67,000,000 that will begin to expire no sooner than September 30, 2013.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus a 100% valuation allowance of theses benefits ($26,000,000) was established. Certain of such net operating loss benefits may be limited as a result of a change of control.