Form 10QSB
period 2003-12-31
WATLEY A B GROUP INC
filed 2004-07-06
CIK 1035632

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2003

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


                       90 Park Avenue, New York, NY 10016
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, there were 13,137,138 shares of the Common Stock, par value $.001 per share, outstanding.

                             A.B. Watley Group Inc.

Index

PART I-- FINANCIAL INFORMATION                                                                                    PAGE
           Item 1.  Financial Statements

            Condensed Consolidated Statements of Financial Condition
                           As of December 31, 2003 (Unaudited) and September 30, 2003..............................3

            Condensed Consolidated Statements of Operations
                           For the Three Months Ended December 31, 2003 and 2002 (Unaudited).......................4

            Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended December 31, 2003 and 2002 (Unaudited).......................5

            Notes to Condensed Consolidated Financial Statements (Unaudited).......................................6

            Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........15

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................17

            Item 4.  Controls and Procedures......................................................................18

PART II-- OTHER INFORMATION

                  Item 1.  Legal Proceedings .....................................................................18

                  Item 2.  Changes in Securities..................................................................22

                  Item 3.  Default on Senior Securities...........................................................22

                  Item 4.  Submission of Matters to a Vote of Security Holders....................................22

                  Item 5.  Other Information .....................................................................22

                  Item 6.  Exhibits and Reports on Form 8-K.......................................................23

Signatures........................................................................................................24

Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             A.B. WATLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                            DECEMBER 31, 2003    SEPTEMBER 30, 2003
                                                                                            -----------------    ------------------
                                                                                              (Unaudited)
ASSETS:
Cash and cash equivalents                                                                     $  1,813,573         $     41,296
Receivables from clearing brokers                                                                  214,265              223,556
Securities owned, at market value                                                                1,151,806            1,309,145
Property and equipment, net of accumulated depreciation
          of $6,669,886 and $6,574,033                                                           1,602,210            1,698,062
Loans receivable from related party                                                                258,227              272,727
Secured demand note                                                                              3,202,000            3,202,000
Security deposits                                                                                  175,000              175,000
Other assets                                                                                        74,959               19,894
                                                                                         ------------------   ------------------
TOTAL ASSETS                                                                                  $  8,492,040         $  6,941,680
                                                                                         ==================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Accounts payable and accrued liabilities                                                        10,155,051            9,769,760
Accrued liabilities to LLC Class B Members                                                       1,977,753            2,000,253
Payable to clearing broker                                                                       1,569,184            1,597,767
Securities sold not yet purchased                                                                  179,190               28,010
Notes payable to former officer                                                                    700,000              700,000
Notes payable - other                                                                            5,032,826            3,082,826
Subordinated borrowings                                                                          4,908,759            4,863,138
Subordinated borrowings - other                                                                    350,000              350,000
Subordinated borrowings from officer                                                               180,000              180,000
                                                                                         ------------------   ------------------
                                                                                                25,052,763           22,571,754
                                                                                         ------------------   ------------------

Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized and 630 issued and outstanding at December 31, 2003 and September
   30, 2003, respectively, and accrued dividends and interest (liquidation
   preference - $6,300,000)                                                                      6,867,001            6,867,001
                                                                                         ------------------   ------------------

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.001 par value, 1,000,000 shares authorized and none issued and
   outstanding at December 31, 2003 and September 30, 2003                                               -                    -
Common stock, $0.001 par value, 50,000,000 and 20,000,000 shares authorized at December
   31, 2003 and September 30, 2003, respectively and 13,137,138 and 12,787,139 issued
   and outstanding at December 31, 2003 and September 30, 2003, respectively                        12,787               12,787
Additional paid-in capital                                                                      47,134,108           47,111,608
Option costs                                                                                       (9,329)             (13,996)
Accumulated deficit                                                                           (70,565,290)         (69,607,474)
                                                                                         ------------------   ------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (23,427,724)         (22,497,075)
                                                                                         ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $  8,492,040        $   6,941,680
                                                                                         ==================   ==================

            See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               DECEMBER 31,

                                                                                        2003                 2002
                                                                                   ---------------      ---------------
REVENUES:
Commissions                                                                          $  1,296,934         $  1,477,976
Data service fees                                                                          39,916               16,897
Principal transactions                                                                  1,465,212            1,945,306
Interest income and other income                                                          290,726              739,521
                                                                                   ---------------      ---------------
TOTAL REVENUES                                                                          3,092,788            4,179,700

Interest expense                                                                          272,481              146,893
                                                                                   ---------------      ---------------
NET REVENUES                                                                            2,820,307            4,032,807
                                                                                   ---------------      ---------------

EXPENSES AND OTHER CHARGES:

Commissions, floor brokerage and clearing charges                                       1,173,687            1,015,216
Employee compensation and related costs                                                 1,371,133            1,807,785
Communications                                                                            217,859              282,448
Business development                                                                      101,890               21,699
Professional services                                                                     240,334              399,024
Occupancy and equipment costs                                                             357,997            1,091,539
Depreciation and amortization                                                             100,519              499,407
Other expenses                                                                            214,704              506,229
Loss on investments                                                                             -               84,287
                                                                                   ---------------      ---------------
TOTAL EXPENSES                                                                          3,778,123            5,707,634
                                                                                   ---------------      ---------------
                                                                                     $  (957,816)        $ (1,674,827)
NET LOSS

Preferred stock dividends                                                                       -             (94,500)
                                                                                   ---------------      ---------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                           $  (957,816)        $ (1,769,327)
                                                                                   ===============      ===============

BASIC AND DILUTED LOSS PER COMMON SHARE                                              $     (0.07)        $      (0.14)
                                                                                   ===============      ===============

Weighted average shares outstanding                                                    12,787,138           12,508,852
                                                                                   ===============      ===============

            See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                           2003             2002
                                                                        -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                $  (957,816)     $(1,674,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Non-cash compensation and service costs
      Options costs                                                           4,667            9,334
      Debt discount in connection with
    issuance of
        Warrants and subordinated debt                                       45,621             --
    Penalties - preferred stock                                                --            381,107
    Depreciation and amortization                                            95,852          499,408
    Changes in assets and liabilities:
    (Increase) decrease in operating assets:

        Restricted cash                                                        --            229,474
        Receivables from clearing brokers                                     9,292         (229,299)
        Securities owned                                                    157,339        2,143,466
        Loans receivable from related party                                  14,500             --
        Security deposits                                                      --              2,705
        Other assets                                                        (55,065)         (27,332)
    Increase (decrease) in operating liabilities:
        Accounts payable and accrued liabilities                            385,289         (767,288)
        Payable to clearing broker                                          (28,582)            --
        Securities sold, not yet purchased                                  151,180             --
                                                                        -----------      -----------

    Net cash provided by (used in) operating activities                 $  (177,723)     $   566,748
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from loan                                                      $    22,500             --
                                                                        -----------      -----------
    Net cash provided by investing activities                           $    22,500             --
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan                                                      $ 1,950,000          250,000
Repayment of notes payable                                                     --           (200,000)
Capital distribution to LLC Class B members                                 (22,500)             (38)
                                                                        -----------      -----------
    Net cash provided by financing activities                           $ 1,927,500      $    49,962
                                                                        -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,772,277          616,710
Cash and cash equivalents at beginning of period                             41,296          213,766
                                                                        -----------      -----------
Cash and cash equivalents at end of period                              $ 1,813,573      $   830,476
                                                                        ===========      ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
  AND DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
               Interest                                                 $    46,675      $    52,268
                                                                        -----------      -----------
               Taxes                                                    $      --        $      --
                                                                        -----------      -----------

            See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

      A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation. The Company conducts business primarily through its principal subsidiaries, A.B. Watley, Inc. ("A.B. Watley"), A.B. Watley Direct, Inc. ("Direct") and A.B. Watley Futures Corp. ("ABW Futures"), operating as one integrated business segment. ABWG is a Delaware corporation organized on May 15, 1996.

      Direct is a registered broker-dealer with the Securities and Exchange Commission ("SEC"), and a member of the National Association of Securities Dealers, Inc. ("NASD"). Direct is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services and institutional block trading. Direct clears all transactions through clearing brokers on a fully disclosed basis. Accordingly, Direct is exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

      ABW Futures is an introducing broker/dealer registered with the National Futures Association and conducts futures trading activity for customers. ABW Futures clears all of its business through clearing brokers on a fully disclosed basis.

      In  January  2004,  A.B.   Watley,   Inc.  as  a  result  of  net  capital
deficiencies, ceased operations. In February 2004, A.B. Watley, Inc. withdrew its registration as a broker/dealer.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the SEC, certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

Equity-Based Compensation

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

      The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following three months ended December 31, 2003 and 2002 as follows:


                                          THREE MONTHS ENDED DECEMBER 31,
                                          --------------------------------
                                              2003                2002
                                         -------------       ------------

         NET LOSS                         $  (957,816)      $(1,674,827)

         STOCK-BASED EMPLOYEE
         COMPENSATION COST, NET
         OF TAX EFFECT, UNDER
         FAIR VALUE ACCOUNTING                 18,323           114,717
                                          ------------       ------------

         PRO FORMA NET LOSS UNDER
         FAIR VALUE METHOD                $  (976,139)      $(1,789,544)
                                          ------------       ------------

         LOSS PER SHARE
         BASIC AND DILUTED                $     (0.07)      $     (0.14)

         PER SHARE STOCK-BASED
         EMPLOYEE COMPENSATION
         COST, NET OF TAX EFFECT,
         UNDER FAIR VALUE
         ACCOUNTING                              0.00               0.01
                                          ------------       ------------

         PRO FORMA LOSS PER
         SHARE - BASIC AND DILUTED       $      (0.07)      $      (0.15)
                                         -------------       ------------

      There were no options granted or forfeited during the three months ended December 31, 2003. As of December 31, 2003 there were 2,692,700 options outstanding.

      As of December 31, 2003 and 2002, the Company had warrants outstanding of 7,037,036 and 6,500,036, respectively, with exercise prices ranging between $0.00 and $19.47 and expirations extending through March 2012.

Loss Per Share

      Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and the convertible preferred stock. Dilutive per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of stock options, warrants and the conversion of preferred stock for the three months ended December 31, 2003 and 2002 were 13,400,954 and 12,805,641 respectively.

3.    LIQUIDITY AND CAPITAL RESOURCES

      The Company has continued to incur consolidated net losses and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, management of ABWG may seek to raise additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

4.    NET CAPITAL REQUIREMENTS

      Direct is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain defined minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of December 31, 2003, Direct had net capital of $6,641 which was $1,641 in excess of its minimum requirement. As of March 31, 2004, Direct had excess net capital of $30,435.

      AB Watley Futures is subject to minimum net capital requirements of several regulatory organizations, the most restrictive of which is the greater of $30,000 or 4% of its "funds required to be segregated and secured", as these terms are defined. As of December 31, 2003, ABW Futures had net capital $43,926, which was $13,926 in excess of the minimum requirement. As of March 31, 2004, Futures had excess net capital of $2,065.

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

      The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of December 31, 2003, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $941,841.

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

      Securities sold, but not yet purchased represent obligations of the Company to deliver the specified security at a contracted price and thereby create a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off balance sheet risk, as the Company's ultimate obligation to satisfy the sale of securities sold, but not yet purchased may exceed the amount recognized in the Condensed Consolidated Statements of Financial Condition.

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

      Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances during the period June 1, 2003 through May 31, 2004. For the years ended September 30, 2003, penalties accrued through June 30, 2003 in the amount of $1,070,593 have been reversed and recorded as additional paid-in-capital.

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

      The holders of Preferred Stock may elect to convert their shares into the Company`s Common Stock at any time, just as they may choose to exercise their related warrants at any time. The holders of Preferred Stock also have the right to require the Company to redeem all of the Preferred Stock for cash upon certain triggering events, as defined in the Agreement. Such triggering events have occurred. The holders of the Preferred Stock waived their Redemption Rights through July 31, 2004.

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

      Since the holders of the Preferred Stock may require the Company to redeem all of the Preferred Stock, the Company has excluded the Preferred Stock from Stockholders` Deficit in the accompanying Condensed Consolidated Statements of Financial Condition.

      The holders are not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they can effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company`s Common Stock.

      As of December 31, 2003 and September 30, 2003, the dilutive effect of the conversion of preferred stock would result in the issuance of 3,671,218 shares.

      In June 2004, holders of 560 shares of Series A Redeemable Convertible Preferred Stock ("Securities Holders") recorded at $6,008,625, including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition converted their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011. The warrants entitle the holders to cash and stock dividends in the event ABWG declares such.

7.    NOTES AND LOANS PAYABLE

      The Company's outstanding obligation under notes and loans payable as of December 31, 2003 and September 30, 2003 was as follows:


                                      December 31, 2003     September 30, 2003
                                      ------------------    ------------------
Borrowings under line of credit           $   3,082,826         $   3,082,826
Notes payable to former officers                700,000               700,000
Loans payable - other                         1,950,000                     -
                                      ------------------    ------------------
                                          $   5,732,826         $   3,782,826
                                      ==================    ==================


      On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, on January 21, 2004, the Company borrowed $265,000 from the same third party at the rate of 20% per annum.

      On October 8, 2003, the Company borrowed $150,000 from a third party lender at the rate of 12% per annum and issued 250,000 shares of the Company's common stock, which represents a finance charge. The loan was payable in fourteen equal monthly installments. As of April 30, 2004, the Company repaid the loan through $21,000 in cash payments and offset $139,150 against commissions owed to the Company by the lender.

      In March 2002, one of the holders of the Company's Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.918 a share. The fair value of the warrants were amortized and recorded as interest expense. As of December 31, 2003, the Company has borrowed $3,082,826 under this commitment, and has recorded accrued interest payable of $590,363. The loan is collateralized by certain assets of the Company as defined in the loan agreement.

      In June 2004, the Company converted a note payable in the amount of approximately $1,086,000 into warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011. The warrants entitle the holders to cash and stock dividends in the event ABWG declares such.

8.    SECURED DEMAND NOTE AND SUBORDINATED BORROWINGS

Secured Demand Note

      On January 15, 2003, the Company entered into a Secured Demand Note Collateral Agreement (the "SDN"), whereby a subordinated lender agreed to deposit $5,000,000 worth of collateral in accounts to be held by the Company to secure a subordinated loan for the same amount. The loan had been approved by the NASD and was included for the purposes of computing net capital under Rule 15c3-1.

      During the term of the SDN, the Company liquidated approximately $1,798,000 of the SDN Collateral. This cash was used by the Company to support its operations. This transaction is reflected in the accompanying Condensed Consolidated Statements of Financial Condition as a reduction of the principal amount of the SDN.

Subordinated Borrowings

      At December 31, 2003, subordinated borrowings consisted of $5,530,000 of subordinated notes payable to general creditors, of which $5,000,000 bearing interest at 7% is due on June 30, 2004, $200,000 bearing interest at 15%, $150,000 bearing interest at 13%, and the balance of $180,000 bearing interest at 12% are due on October 31, 2006. In connection with the issuance of the $5,000,000 subordinated borrowing the Company issued warrants to the lender to purchase 500,000 shares of ABWG common stock at $0.75. The Company recorded a debt discount in the amount of $273,724 which is amortized to interest expense over the life of the subordinated loan. Interest expense relating to the warrants was $45,621 for the quarter ended December 31, 2003. On January 22, 2004, the NASD rescinded its approval of the Subordinated Borrowing Agreement. A.B. Watley ceased operations in January 2004. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. To the extent borrowings are required for the Company's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 is from an officer and shareholder of ABWG. On September 29, 2003, subordinated borrowings of $530,000 bearing interest rate at 12% - 15% were converted to equity subordinations for Net Capital purposes. Interest expense of approximately $103,649 and $16,149 was incurred on subordinated borrowings during the quarter ended December 31, 2003 and 2002, respectively.

      SUBORDINATED BORROWINGS AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003 ARE AS FOLLOWS:


     DECEMBER 31, 2003   SEPTEMBER 30, 2003   INTEREST RATE         MATURITY
     ------------------  ------------------   -------------    -----------------
          $ 5,000,000          $5,000,000            7%        JUNE    30, 2004
          $   125,000            $125,000           12%        OCTOBER 31, 2006
          $    55,000             $55,000            0%        OCTOBER 31, 2006
          $   200,000            $200,000           15%        OCTOBER 31, 2006
          $   150,000            $150,000           13%        OCTOBER 30, 2006
     ------------------    ----------------
          $ 5,530,000          $5,530,000
     ==================    ================

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note (see Legal Procedings).

9.    COMMITMENTS AND CONTINGENCIES

      The Company did not file required reports with the SEC on a timely basis . Specifically, the quarterly reports on Form 10-QSB for the quarters ended December 31, 2003 and March 31, 2004. The Company`s financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings. In addition, the Company has not filed its tax returns for the years ended September 30, 2003, 2002 & 2001.

      Our principal offices are located at 40 Wall Street, New York, NY, where we occupy approximately 28,500 square feet at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expires in June 2009.

      Our landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and will vacate the remaining portion of the premises prior to July 1, 2004. The Company has signed a confession of judgment for $609,441 and the landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in financial statements) after the Company has vacated the premises.

      Upon the Company  relocating  its corporate  offices in 2004,  the Company
expects  to  record  a  charge  for   abandonment  of  equipment  and  leasehold
improvements in the amount of approximately $1,000,000.

      We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02 on July 10, 2002. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,657 over an installment basis of eight months. A.B. Watley Group Inc. has paid $6,000 towards the settlement.

      We are a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No 117675/02, filed August 7, 2002. This is a breach of contract in connection with the lease of equipment, which seeks compensatory damages of $195,355, plus interest, costs and attorney's fees. The Company has denied liability in its entirely and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

      Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03, filed May 23, 2003. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,573.73, plus interest accrued thereon, (a provision has been provided in financial statements), for unpaid legal fees. A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley, Inc. may be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment.

      We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03 on June 24, 2003. Plaintiff has domesticated an out-of-state judgment in the amount of $185,503, plus interest accrued thereon. Currently, Plaintiff is conducting post-judgment discovery.

      We are respondent in an arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action, which was filed in or about April 2003, seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for June 29-30, 2004 in Boston, Massachusetts.

      We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc., NASD Arbitration No. 03-05212. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the A.B. Watley, Inc. on about July 15, 2003 seeking damages of approximately $94,800 relating to the suitability of Claimants' investments. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

      We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimants filed this Claim against A.B. Watley, Inc. on September 29, 2003 seeking damages of approximately $49,000 relating to breach of contract. A.B. Watley, Inc. submitted its answer in this matter on December 4, 2003 denying all liability in connection with the Claim. Pre-hearing discovery is still being conducted and there is a hearing scheduled for October 28-29, 2004 in New York, New York.

      We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,583 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

      Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk, on November 3, 2003, for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019, (a provision has been provided in financial statements) which is presently owed.

      We are defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002, filed October 16, 2002. This action is for damages of approximately $215,000. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group, Inc. in the amount of $179,882 (a provision has been provided in financial statements) with interest accrued thereon from July 10, 2003.

      We are respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim on November 5, 2003, against the Company claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $5,000 towards this settlement.

      We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parities reached a settlement, which contemplates a total payment of $174,000 to plaintiff over the course of two years. The Company has paid $30,000 towards the settlement.

      We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $65,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Forbearance Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917, (a provision has been provided in financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

      We are defendant in an action titled A.B. Watley Group, LLC/ Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act of 2003, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

      We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., JAMS Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in financial statements). On January 26, 2004, the Company submitted its answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend this matter.

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement.

      We are plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03, filed September 23, 2003. We have sued our former CEO who has filed a counterclaim against our company.

      We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03, filed December 8, 2003. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. We have filed an answer denying all wrongdoing. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524, filed July 30, 2003. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Arbitration No. 03-05526, filed July 30, 2003. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, a lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

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

10.   INCOME TAXES

      The Company has net operating loss carryforwards ("NOL's") for federal income tax purposes approximating $68,000,000 as of December 31, 2003. The NOL's are scheduled to expire no sooner than September 30, 2013.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and this Form 10-QSB. The results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

      REVENUES. Total revenues for the quarter ended December 31, 2003 were $3,092,788 - a decrease of 26%, as compared to revenues of $4,179,700 for the quarter ended December 31, 2002.

      Commissions: For the three-month period ending December 31, 2003, we earned commission revenues of $1,296,934 representing a 12% decrease as compared to commission revenues of $1,477,976 for the corresponding period in 2002. This decrease in commission revenues resulted from reductions in overall trading volume.

      Data Service Fees: Our revenues from data service fees for the three-month period ending December 31, 2003 were $39,916 as compared to the December 31, 2002 of $16,897 representing an increase of 136%. This increase was due to customers moving from third party software to the Ultimate Trader software.

      Revenues from Principal Transactions: Revenues from proprietary security transactions decreased by 25%. We earned $1,465,212 from such transactions during the three-month period ending December 31, 2003 as compared to $1,945,306 for the three-month period ending December 31, 2002. This decrease in revenues resulted from reductions in proprietary trading volume.

      Interest and Other Income: Interest and Other Income for the three-month period ending December 31, 2003 was $290,726 representing a $448,795 or 61% decrease as compared to $739,521 for the three-month period ending December 31, 2002. The decrease was primarily due to the benefit from favorable settlements with vendors included in the December 31, 2002 quarterly results.

      Interest Expense: Interest expense for December 31, 2003 and December 31, 2002, respectively, were $272,481 and $146,893. This increase of $125,588 or 85% resulted from an increase in subordinated loans and company borrowings.

      Net Revenues: As a result of the foregoing, for the quarter ended December 31, 2003 total net revenues were $2,820,307 compared to the quarter ended December 31, 2002 of $4,032,807, net revenues decreased by $1,212,500 or 30%. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

      EXPENSES. Total expenses for the quarter ended December 31, 2003 were $3,778,123, a 34% decrease compared to total expenses of $5,707,634 for the three-month period ending December 31, 2002.

      Commissions, Floor Brokerage and Clearing Charges: For the three-month periods ending December 31, 2003 and December 31,2002 we incurred $1,173,687 and $ 1,015,216 of Commissions, Floor Brokerage and Clearing Charges, respectively. The 16% increase in costs represent payments to our clearing and floor brokers who facilitate security transactions for both our customers and our own proprietary accounts.

      Employee Compensation and Related Costs: Employee Compensation and Related Costs of $1,371,133 for the three-month period ending December 31, 2003 reflects a 24% decrease as compared to $1,807,785 incurred for such costs during the three-month period ending December 31, 2002. This $436,652 decrease is attributable to both the reduction in the number of employees and to lower compensation paid to the proprietary trading division as a result of reduced trading gains from principal transactions.

      Communications: Communications expense for the three-month period ending December 31, 2003 amounted to $217,859, a 23% decrease as compared to $282,448 for the three-month period ending December 31, 2002. This $64,589 decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

      Business Development: Our Business Development costs increased $80,191 from $21,699 for the three months ending December 31, 2002 to $101,890 for the three months ending December 31, 2003. This increase was due to participating in trade shows, and advertising in trade publications to solicit new Retail Customers.

      Professional Services: Professional Services primarily consists of legal and accounting costs in addition to the cost of external administrative consultants. For the three-month period ending December 31, 2003, our professional services amounted to $240,334 as compared to $399,024 for the three-month period ending December 31, 2002, representing a decrease of $158,690 or 40%. This decrease was primarily the result of reduced audit and legal fees.

      Occupancy and Equipment: The costs for Occupancy and Equipment for the three-month period ending December 31, 2003 were $357,997 a decrease of $733,542 or 67% compared to the three-month period ending December 31, 2002 of $1,091,539. Such costs, primarily consisting of lease costs for both office space and equipment, have decreased due to terminated leases as part of our overall cost cutting initiatives.

      Depreciation and Amortization: Depreciation and Amortization decreased by $398,888 or 80% when comparing $100,519 for the three-month period ending December 31, 2003 to $499,407 for the three-months ending December 31, 2002, primarily due to the disposal of assets subject to such depreciation and amortization. We previously sold software to an affiliate of our clearing broker and had written off intangible assets recognized as a result of the On-Site acquisition

      Other Expenses: For the three-month period ending December 31, 2003, we incurred $214,704 of Other Expenses, as compared to $506,229 for the three month-period ending December 31, 2002. Other expenses decreased by 58% or $291,525 due to our overall cost cutting initiatives.

      Net Loss: As a result of the fore-mentioned factors, our Net Loss decreased by 43%. Comparing $957,816 for the three-month period ending December 31,2003 and $1,674,827 for the three-month period ending December 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

      As indicated by the accompanying unaudited consolidated financial statements, the Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      Cash utilized by operating activities during the three months ended December 31, 2003 was $177,723, as compared to cash provided by operating activities of $566,748 for the three months ended December 31, 2002. Cash was principally used to fund the net loss of $957,816, net of non-cash items including depreciation and amortization of $95,852, debt discount in connection with issuance of warrants of $45,621 and non-cash compensation/service costs of $4,667. In addition, cash was provided by increases in securities owned of $157,339, loans receivable from related party of $14,500, offset by an increase in other assets of $55,065. Cash was provided by an increase in accounts payable and accrued liabilities of $385,289 and securities sold not yet purchased of $151,180, offset by a decrease in payable to clearing broker of $28,582.


      Cash was provided by investing activities in the amount of $22,500 during the three months ended December 31, 2003, compared to no cash used in investing activities during the three months ended December 31, 2002.

      Cash provided by financing activities was $1,927,500 during the three months ended December 31, 2003 compared to $49,962 during the three months ended December 31, 2002. Cash provided by financing activities during the three months ended December 31, 2002, principally consisted of a net increase in outstanding notes payable.

NET OPERATING LOSS CARRYFORWARDS

      The Company's net operating loss carryforwards are scheduled to expire beginning in the year 2013. The issuance of additional equity securities, together with the Company's recent financing and public offering, could be deemed to result in an ownership change and thus could limit our use of the Company's net operating losses. If the Company achieves profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences.

RELEVANT ACCOUNTING STANDARDS

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. Management does not believe that the adoption of this pronouncement will have a material effect on the Company's financial statements.

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

RISK FACTORS

      The following factors and should other information in this Form 10-QSB should carefully be considered when evaluating the Company and its stock. A more detailed discussion of the following risk factors is presented in the Company's Annual Report on Form 10-K.

      o If we are unable to continue revenue generation initiatives, enter into a strategic business combination or obtain additional funding sources at acceptable terms, our ability to operate our business will be significantly diminished.

      o Periods of declining securities prices, decreasing trade volumes, or uncertainty in the public equity markets may adversely affect our revenues.

      o We may not be able to adapt with rapid technological change in a cost effective manner.

      o     Operational risks may disrupt our business or limit our growth.

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

      o The holders of our Common Stock could experience substantial dilution as a result of the issuance of and terms of our Series A Preferred Stock and the related warrants.

      o We may be required to obtain the consent of the holders of Series A Preferred Stock before taking corporate actions, which could harm our business.

      o We may be unable to obtain critical goods or services from our suppliers.

ITEM 4. CONTROLS AND PROCEDURES

      During the quarter, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Our landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and will vacate the remaining portion of the premises prior to July 1, 2004. The Company has signed a confession of judgment for $609,441 and the landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in financial statements) after the Company has vacated the premises.

      Upon the Company  relocating  its corporate  offices in 2004,  the Company
expects  to  record  a  charge  for   abandonment  of  equipment  and  leasehold
improvements in the amount of approximately $1,000,000.

      We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02 on July 10, 2002. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,657 over an installment basis of eight months. A.B. Watley Group Inc. has paid $6,000 towards the settlement.

      We are a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No 117675/02, filed August 7, 2002. This is a breach of contract in connection with the lease of equipment, which seeks compensatory damages of $195,355, plus interest, costs and attorney's fees. The Company has denied liability in its entirely and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

      Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03, filed May 23, 2003. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,573.73, plus interest accrued thereon, (a provision has been provided in financial statements), for unpaid legal fees. A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley, Inc. may be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment.

      We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03 on June 24, 2003. Plaintiff has domesticated an out-of-state judgment in the amount of $185,503, plus interest accrued thereon. Currently, Plaintiff is conducting post-judgment discovery.

      We are respondent in an arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action, which was filed in or about April 2003, seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for June 29-30, 2004 in Boston, Massachusetts.

      We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc., NASD Arbitration No. 03-05212. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the A.B. Watley, Inc. on about July 15, 2003 seeking damages of approximately $94,800 relating to the suitability of Claimants' investments. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

      We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimants filed this Claim against A.B. Watley, Inc. on September 29, 2003 seeking damages of approximately $49,000 relating to breach of contract. A.B. Watley, Inc. submitted its answer in this matter on December 4, 2003 denying all liability in connection with the Claim. Pre-hearing discovery is still being conducted and there is a hearing scheduled for October 28-29, 2004 in New York, New York.

      We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,583 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

      Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk, on November 3, 2003, for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019, (a provision has been provided in financial statements) which is presently owed.

      We are defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002, filed October 16, 2002. This action is for damages of approximately $215,000. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group, Inc. in the amount of $179,882 (a provision has been provided in financial statements) with interest accrued thereon from July 10, 2003.

      We are respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim on November 5, 2003, against the Company claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $5,000 towards this settlement.

      We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parities reached a settlement, which contemplates a total payment of $174,000 to plaintiff over the course of two years. The Company has paid $30,000 towards the settlement.

      We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $65,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Forbearance Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917, (a provision has been provided in financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

      We are defendant in an action titled A.B. Watley Group, LLC/ Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act of 2003, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

      We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., JAMS Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in financial statements). On January 26, 2004, the Company submitted its answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend this matter.

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement.

      We are plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03, filed September 23, 2003. We have sued our former CEO who has filed a counterclaim against our company.

      We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03, filed December 8, 2003. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. We have filed an answer denying all wrongdoing. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524, filed July 30, 2003. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Arbitration No. 03-05526, filed July 30, 2003. A former employee of the Company has commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant is seeking unpaid salary and bonus, stock options, a lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, liquidated damages and punitive damages. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

ITEM 2. CHANGES IN SECURITIES

      In June 2004, the Company and holders of 560 shares of Series A Redeemable Convertible Preferred Stock ("Securities Holders") recorded at $6,008,625, including dividends and interest, in the accompanying Consolidated Statements of Financial Condition, reached an agreement to convert their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. In addition, the Company and certain of the Securities Holders reached an agreement to convert a note payable by the Company in the amount of $1,086,548 into warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants will have a term of seven years, expire in June 2011 and entitle the holders to cash and stock dividends in the event ABWG declares such.

      On February 13, 2004, the Company issued 250,000 shares of common stock to a third party in connection with a $150,000 loan to the Company. The loan was payable in fourteen equal monthly installments. As of April 30, 2004, the Company repaid the loan.

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

      Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the shares of Common Stock issuable upon the conversion of the shares of Preferred Stock in the amount of 2,135,700 shares, and upon the exercise of warrants to purchase shares of Common Stock in the amount of 1,629,069. As of the date hereof, the Company has not filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. As a result, the Company is in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. As of June 30, 2003, liquidated damages of approximately $692,594 has been accrued to the preferred holders.

      In June 2004, the Company and holders of 560 shares of Preferred Stock ("Securities Holders") recorded at $6,008,625, including dividends and interest, in the accompanying Consolidated Statements of Financial Condition, reached an agreement to convert their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants will have a term of seven years, expire in June 2011 and entitle the holders to cash and stock dividends in the event ABWG declares such.

      On June 4, 2004, the holder of the $5 million secured demand note sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      31.1 Certification by Steven Malin, Principal Executive Officer pursuant to Section 30 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by Robert Malin, Principal Financial Officer pursuant to Section 30 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by Steven Malin, Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification by Robert Malin, Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b)   Reports on Form 8-K

            On February 13, 2004 the Company filed a Current Report on Form 8-K, and on February 17, 2004, the Company filed a Current Report on Form 8K/A, to report that it has filed Form 12b-25 Notification of Late Filing in connection with its inability to file its annual report on Form 10K for the year ended September 30, 2003. In addition the Company had not filed its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Signatures                          Title
Date

-------------------      ------------------------------
/s/ STEVEN MALIN         Chairman of the Board and Principal Executive Officer
July 6, 2004
Steven Malin


/s/ ROBERT MALIN         Vice-Chairman, Principal Financial Officer and Director
July 6, 2004
Robert Malin