Form 10QSB
period 2004-03-31
WATLEY A B GROUP INC
filed 2004-07-26
CIK 1035632

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _____ to ______


                         Commission file number: 1-14897


                             A.B. Watley Group Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            13-3911867
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                       90 Park Avenue, New York, NY 10016
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (212) 500-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes [X]  No [  ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 23, 2004, there were 13,137,138 shares of the Common Stock, par value $.001 per share, outstanding.

                             A.B. Watley Group Inc.

Index

PART I-- FINANCIAL INFORMATION                                                                                         PAGE
             Item 1.  Financial Statements

             Condensed Consolidated Statements of Financial Condition

                               As of March 31, 2004 (Unaudited) and September 30, 2003..................................3

             Condensed Consolidated Statements of Operations

                               For the Three Months and Six Months Ended March 31, 2004 and 2003 (Unaudited)............4

             Condensed Consolidated Statements of Cash Flows

                               For the Three Months and Six Months Ended March 31, 2004 and 2003 (Unaudited)............5

             Notes to Condensed Consolidated Financial Statements (Unaudited)...........................................6

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............15

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................19

             Item 4.  Controls and Procedures..........................................................................20


PART II-- OTHER INFORMATION

                  Item 1.  Legal Proceedings ..........................................................................20

                  Item 2.  Changes in Securities  .....................................................................24

                  Item 3.  Default on Senior Securities................................................................24

                  Item 4.  Submission of Matters to a Vote of Security Holders.........................................24

                  Item 5.  Other Information ..........................................................................24

                  Item 6.  Exhibits and Reports on Form 8-K............................................................25

Signatures.............................................................................................................26

Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             A.B. WATLEY GROUP INC.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      MARCH 31, 2004       SEPTEMBER 30,
                                                                                       (Unaudited)              2003
                                                                                       ------------        ------------
ASSETS:

Cash and cash equivalents                                                              $     67,964        $     41,296
Receivables from clearing brokers                                                           242,104             223,556
Securities owned, at market value                                                                --           1,309,145
Property and equipment, net of accumulated depreciation
          of $6,772,420 and $6,574,033                                                      476,154           1,698,062
Loans receivable from related party                                                         258,227             272,727
Secured demand note                                                                       3,202,000           3,202,000
Security deposits                                                                           145,000             175,000
Other assets                                                                                 64,500              19,894
                                                                                       ------------        ------------

TOTAL ASSETS                                                                           $  4,455,949        $  6,941,680
                                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Accounts payable and accrued liabilities                                                 10,228,559           9,769,760
Accrued liabilities to LLC Class B Members                                                1,955,253           2,000,253
Payable to clearing broker                                                                  597,292           1,597,767
Securities sold not yet purchased                                                                --              28,010
Notes payable to former officer                                                             700,000             700,000
Notes payable - other                                                                     3,577,695           3,082,826
Subordinated borrowings                                                                   4,954,379           4,863,138
Subordinated borrowings - other                                                             350,000             350,000
Subordinated borrowings from officer                                                        180,000             180,000
                                                                                       ------------        ------------
                                                                                         22,543,178          22,571,754
                                                                                       ------------        ------------

Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized and 630 issued and outstanding at March 31, 2004 and September 30,
   2003, respectively, and accrued dividends and
   interest (liquidation preference  - $6,300,000)                                        6,867,001           6,867,001
                                                                                       ------------        ------------

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.001 par value, 1,000,000 shares authorized and none
   issued and outstanding at March 31, 2004 and September 30, 2003                               --                  --
Common stock, $0.001 par value, 50,000,000 and 20,000,000 shares authorized at March 31, 2004 and September 30, 2003, respectively and
   13,137,138 and 12,787,139 issued and outstanding at March 31, 2004 and
   September 30, 2003, respectively                                                          13,137              12,787
Additional paid-in capital                                                               47,198,758          47,111,608
Option costs                                                                                 (4,662)            (13,996)
Accumulated deficit                                                                     (72,161,463)        (69,607,474)
                                                                                       ------------        ------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (24,954,230)        (22,497,075)
                                                                                       ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $  4,455,949        $  6,941,680
                                                                                       ============        ============

                             A.B. WATLEY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                                                   ---------------------------   ---------------------------
                                                       2004           2003           2004           2003
                                                   ------------   ------------   ------------   ------------
REVENUES:
Commissions                                        $  1,752,534   $  1,214,697   $  3,049,468   $  2,692,673
Data service fees                                        24,445        100,865         64,361        262,355
Principal transactions                                  891,421      2,009,365      2,356,633      3,954,671
Interest income and other income                        299,905        169,789        590,631        764,717
                                                   ------------   ------------   ------------   ------------
TOTAL REVENUES                                        2,968,305      3,494,716      6,061,093      7,674,416

Interest expense                                        327,792        277,629        600,273        424,522
                                                   ------------   ------------   ------------   ------------
NET REVENUES                                          2,640,513      3,217,087      5,460,820      7,249,894
                                                   ------------   ------------   ------------   ------------

EXPENSES AND OTHER CHARGES:

Commissions, floor brokerage and clearing charges     1,304,732      1,536,972      2,478,419      2,552,188
Employee compensation and related costs               1,223,332      2,057,244      2,594,465      3,865,029
Communications                                          107,862        542,478        325,721        824,926
Business development                                    (22,560)       106,550         79,330        128,249
Professional services                                    33,237        599,706        273,571        998,730
Occupancy and equipment costs                           308,983        349,510        666,980      1,441,049
Depreciation and amortization                            97,868        504,319        198,387      1,003,726
Other expenses                                          159,710        841,429        374,414      1,347,658
Abandonment of leasehold improvements                 1,023,522             --      1,023,522             --
Loss on investments                                          --             --             --         84,287
                                                   ------------   ------------   ------------   ------------
TOTAL EXPENSES                                        4,236,686      6,538,208      8,014,809     12,245,842
                                                   ------------   ------------   ------------   ------------
NET LOSS                                           $ (1,596,173)  $ (3,321,121)  $ (2,553,989)  $ (4,995,948)

Preferred stock dividends                                    --        (94,500)            --       (189,000)
                                                   ------------   ------------   ------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS         $ (1,596,173)  $ (3,415,621)  $ (2,553,989)  $ (5,184,948)
                                                   ============   ============   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.12)  $      (0.27)  $      (0.20)  $      (0.41)
                                                   ============   ============   ============   ============

Weighted average shares outstanding                  12,917,694     12,508,852     12,851,698     12,508,852
                                                   ============   ============   ============   ============

                             A.B. WATLEY GROUP INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED MARCH 31,
                                                                            ----------------------------------
                                                                                    2004          2003
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(2,553,989)  $(4,995,948)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Non-cash compensation and service costs
      Options costs                                                                   9,334        16,334
      Amortization of debt discount in connection with
         issuance of warrants and subordinated debt                                  91,241        45,620
      Amortization of finance charge in connection with
         notes payable                                                               37,500            --
      Penalties - preferred stock                                                        --       759,107
      Depreciation and amortization                                                 198,386     1,003,726
      Loss on abandonment of leasehold improvements                               1,023,522            --
    Changes in assets and liabilities:
    (Increase) decrease in operating assets:
       Restricted cash                                                                   --       292,565
       Receivables from clearing brokers                                            (18,547)      134,967
       Securities owned                                                           1,309,145     2,042,251
       Loans receivable from related party                                           14,500            --
       Security deposits                                                             30,000       (27,295)
       Other assets                                                                   5,394       (80,539)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                     458,798       929,661
       Payable to clearing broker                                                (1,000,475)           --
       Securities sold, not yet purchased                                           (28,010)           --
                                                                                -----------   -----------
    Net cash (used in) provided by operating activities                            (423,201)      120,449
                                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                      --       (64,949)
                                                                                -----------   -----------
    Net cash provided by (used in) investing activities                                  --       (64,949)
                                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan
Proceeds from notes payable - other                                               1,950,000       250,000
Repayment of notes payable - other                                               (1,455,131)     (450,000)
Capital distribution to LLC Class B members                                         (45,000)      (35,038)
                                                                                -----------   -----------
    Net cash provided by (used in) financing activities                             449,869      (235,038)
                                                                                -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 26,668      (179,538)
Cash and cash equivalents at beginning of period                                     41,296       213,766
                                                                                -----------   -----------
Cash and cash equivalents at end of period                                      $    67,964   $    34,228
                                                                                ===========   ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
  AND DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                  $    17,500   $   152,168
      Taxes                                                                              --            --

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
    CASH FLOW INFORMATION:
Preferred stock dividends                                                                --   $   189,000
Issuance of secured demand note                                                          --   $ 5,000,000
Issuance of subordinated borrowing                                                       --   $ 5,000,000
Debt discount in connection with issuance of warrants and subordinated debt              --   $   273,723
Settlements of minority interests                                                        --   $    87,019
Issuance of common stock for financing charge in connection with notes payable  $    87,500            --

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

      ABW Futures is an introducing broker/dealer registered with the National Futures Association and conducts futures trading activity for customers. ABW Futures clears all of its business through clearing brokers on a fully disclosed basis. On June 30, 2004, the Company sold ABW Futures to a third party. The sale of ABW Futures did not have a material impact on the Condensed Consolidated Financial Statements.

      In  January  2004,  A.B.   Watley,   Inc.  as  a  result  of  net  capital
deficiencies, ceased operations. In February 2004, A.B. Watley, Inc. withdrew its registration as a broker/dealer.


2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the SEC, certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

      The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the three and six month periods ended March 31, 2004 and 2003 as follows:

                                THREE MONTHS ENDED MARCH 31,           SIX MONTHS ENDED MARCH 31,
                              --------------------------------      --------------------------------
                                  2004                2003               2004              2003
                              -------------      -------------      -------------      -------------
NET LOSS                      $  (1,596,173)     $  (3,415,621)     $  (2,553,989)     $  (5,184,948)
STOCK-BASED EMPLOYEE
COMPENSATION COST, NET
OF TAX EFFECT, UNDER
FAIR VALUE ACCOUNTING               139,256            134,857            157,579            214,560
                              -------------      -------------      -------------      -------------
PRO FORMA NET LOSS UNDER
FAIR VALUE METHOD             $  (1,735,429)     $  (3,550,478)     $  (2,711,568)     $  (5,399,508)
                              -------------      -------------      -------------      -------------
LOSS PER SHARE
BASIC AND DILUTED             $       (0.12)     $       (0.27)     $       (0.20)     $       (0.41)
PER SHARE STOCK-BASED
EMPLOYEE COMPENSATION
COST, NET OF TAX EFFECT,
UNDER FAIR VALUE
ACCOUNTING                             0.01               0.01               0.01               0.02
                              -------------      -------------      -------------      -------------
PRO FORMA LOSS PER
SHARE - BASIC AND DILUTED     $       (0.13)     $       (0.28)     $       (0.21)     $       (0.43)
                              -------------      -------------      -------------      -------------

      There were 2,000,000 options granted during the three months ended March 31, 2004. As of March 31, 2004 and 2003 there were 4,692,700 and 3,579,387 options outstanding, respectively.

      As of March 31, 2004 and 2003, the Company had warrants outstanding of 7,037,036, with exercise prices ranging between $0.00 and $19.47 and expirations extending through March 2012.

Loss Per Share

      Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and the convertible preferred stock. Dilutive per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of stock options, warrants and the conversion of preferred stock for the as of March 31, 2004 and 2003 were 15,400,954 and 13,342,641, respectively.

3.    GOING CONCERN

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

4.    NET CAPITAL REQUIREMENTS

      Direct is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain defined minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of March 31, 2004, Direct had net capital of $42,015 which was $30,435 in excess of its minimum requirement.

      AB Watley Futures is subject to minimum net capital requirements of several regulatory organizations, the most restrictive of which is the greater of $30,000 or 4% of its "funds required to be segregated and secured", as these terms are defined. As of March 31, 2004, ABW Futures had net capital $32,065, which was $2,065 in excess of the minimum requirement.

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

      The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of March 31, 2004, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $1,012,735.

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

      Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), the Company was required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of Common Stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 shares of Common Stock subject to purchase upon exercise of the warrants. The Company has not yet filed a Registration Statement and will not be able to have the Registration Statement filed and declared effective within the period required. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrues to each holder of Preferred Stock and is added to the liquidation preference amount until cured. In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances during the period June 1, 2003 through May 31, 2004. For the year ended September 30, 2003, penalties accrued through June 30, 2003 in the amount of $1,070,593 were reversed and recorded as additional paid-in-capital.

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

      As of March 31, 2004 and September 30, 2003, the dilutive effect of the conversion of preferred stock would result in the issuance of 3,671,218 shares.

      In June holders of 560 shares of Series A Redeemable Convertible Preferred Stock recorded at $6,008,625 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition converted their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011.

      In July 2004, the Company and holders of 70 shares of Series A Redeemable Convertible Preferred Stock recorded at $858,376 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition reached an agreement to convert their preferred stock into warrants to purchase 780,342 shares of common stock of the Company.

      The impact of the preferred stock conversion and the issuance of warrants was to decrease Series A Preferred Stock by $6,867,001 and to increase Additional Paid-in Capital the same amount.

7.    NOTES AND LOANS PAYABLE

      The Company's outstanding obligation under notes and loans payable as of March 31, 2004 and September 30, 2003 was as follows:


                                         March 31, 2004   September 30, 2003
                                         --------------   ------------------
Borrowings under line of credit            $3,082,826         $3,082,826
Notes payable to former officer               700,000            700,000
Loans payable - other                         494,869                 --
                                           ----------         ----------
                                           $4,277,695         $3,782,826
                                           ==========         ==========


      On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, during January and February 2004, the Company borrowed an additional $369,869 from the same third party at the rate of 20% per annum.

      On October 8, 2003, the Company borrowed $150,000 from a third party lender at the rate of 12% per annum and issued 250,000 shares of the Company's common stock, which represented a finance charge of $87,500. The loan was payable in fourteen equal monthly installments. During the three months ended March 31, 2004, the Company made principal payments in the amount of $25,000. On April 30, 2004, the Company repaid the loan, and accrued interest, through $21,000 in cash payments and offset $139,150 against commissions owed to the Company by the lender.

      In March 2002, one of the holders of the Company's Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.918 a share. The fair value of the warrants were amortized and recorded as interest expense. As of March 31, 2004, the Company has borrowed $3,082,826 under this commitment, and has recorded accrued interest payable of $667,424. The loan is collateralized by certain assets of the Company as defined in the loan agreement.

      In June 2004, certain note holders agreed to forgive notes payable, including accrued interest, in the amount of $1,086,548 in return for warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years.

      In July 2004, the Company and certain note holders reached an agreement to forgive notes payable, including accrued interest, in the amount of $2,621,815 in return for warrants to purchase 1,000,000 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.91. In addition the Company agreed to amend an existing warrant agreement, for 1,000,000 shares of common stock of the Company, held by the note holder to reflect a decrease in the exercise price from $0.91 to $0.01. The warrants will have a term of seven years. There was no financial statement impact for the amendment to the warrant exercise price.

      The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $3,082,826 and to increase Additional Paid-in Capital the same amount.

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

Subordinated Borrowings

      At March 31, 2004 subordinated borrowings consisted of $5,530,000 of subordinated notes payable to general creditors, of which $5,000,000 bearing interest at 7% is due on June 30, 2004, $200,000 bearing interest at 15%, $150,000 bearing interest at 13%, and the balance of $180,000 bearing interest at 12% are due on October 31, 2006. In connection with the issuance of the $5,000,000 subordinated borrowing the Company issued warrants to the lender to purchase 500,000 shares of ABWG common stock at $0.75.

      The Company recorded a debt discount in the amount of $273,724 which is amortized to interest expense over the life of the subordinated loan. Interest expense relating to the warrants was $45,621 for the quarter ended March 31, 2004. At March 31, 2004, the unamortized debt discount related to the subordinated loan amounted to $45,621. On January 22, 2004, the NASD rescinded its approval of the Subordinated Borrowing Agreement. A.B. Watley ceased operations in January 2004. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. To the extent borrowings are required for the Company's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 is from an officer and shareholder of ABWG. On September 29, 2003, subordinated borrowings of $530,000 bearing interest at 12% to 15% per annum were converted to equity for net capital purposes. Interest expense of approximately $105,000 and $105,000 was incurred on subordinated borrowings during the quarter ended March 31, 2004 and 2003, respectively.

      SUBORDINATED BORROWINGS AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003 ARE AS
FOLLOWS:

    MARCH 31, 2004    SEPTEMBER 30, 2003     INTEREST RATE        MATURITY
  -----------------   ------------------     -------------    ----------------
      $ 5,000,000         $5,000,000              7%           JUNE   30, 2004
      $   125,000           $125,000             12%          OCTOBER 31, 2006
      $    55,000            $55,000              0%          OCTOBER 31, 2006
      $   200,000           $200,000             15%          OCTOBER 31, 2006
      $   150,000           $150,000             13%          OCTOBER 30, 2006
  ------------------    -----------------
      $ 5,530,000         $5,530,000
  ==================    =================

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note (see Legal Procedings). In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date.

9.    COMMITMENTS AND CONTINGENCIES

      The Company did not file required reports with the SEC on a timely basis. Specifically, this quarterly report on Form 10-QSB for the quarter March 31, 2004. The Company`s financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings. In addition, the Company has not filed its tax returns for the years ended September 30, 2003, 2002 & 2001.

      Our principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expires in June 2009. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 and the landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in the financial statements).

      We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02 on July 10, 2002. This is an action for unpaid wages seeking $28,658, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 (a provision has been provided in the financial statements) over an installment basis of eight (8) months. A.B. Watley Group Inc. has paid $11,152 towards the settlement.

      We are a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No 117675/02, filed August 7, 2002. This is a breach of contract in connection with the lease of equipment, which seeks compensatory damages of $195,356, plus interest, costs and attorney's fees (a provision has been provided in the financial statements). The Company has denied liability in its entirely and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

      Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03, filed May 23, 2003. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus interest accrued thereon, (a provision has been provided in the financial statements), for unpaid legal fees. A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley, Inc. may be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery.

      We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03 on June 24, 2003. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503, plus interest accrued thereon (a provision has been provided in the financial statements). Currently, Plaintiff is conducting post-judgment discovery.

      We are respondent in an arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. A hearing on this matter was held on June 29, 2004 in Boston Massachussets. A.B. Watley, Inc. is awaiting a decision.

      We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc., NASD Arbitration No. 03-05212. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. on July 15, 2003 seeking damages of approximately $94,788 (a provision has been provided in the financial statements) relating to the suitability of Claimants' investments. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

      We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in the financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A hearing in the matter has not yet been scheduled. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimant filed this Claim against A.B. Watley, Inc. on September 29, 2003 seeking damages of approximately $49,000 relating to breach of contract. A.B. Watley, Inc. submitted its answer in this matter on December 4, 2003 denying all liability in connection with the Claim. Pre-hearing discovery is still being conducted and there is a hearing scheduled for October 28-29, 2004 in New York, New York.

      We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 (a provision has been provided in the financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

      We are defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002, filed October 16, 2002. This action is for damages arising out of the alleged breach of a contract. Plaintiff seeks damages of approximately $215,000. Plaintiff obtained a judgment against A.B. Watley Group, Inc. in the amount of $179,883 (a provision has been provided in the financial statements) with interest accrued thereon from July 10, 2003. A.B. Watley Group Inc. has paid $10,000 towards this balance.

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

      We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in the financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $7,500 towards this settlement.

      We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in the financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parities reached a settlement, which contemplates a total payment of $174,000 to plaintiff over the course of two (2) years. The Company has paid $36,000 towards the settlement.

      We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group, Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $65,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917, (a provision has been provided in the financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

      We are defendant in an action titled A.B. Watley Group, LLC/ Martinez, 2-4173-03-36 Section 806 Sarbanes-Oxley Act of 2002, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a Complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time;
(iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the DOL gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

      We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., (JAMS Arbitration, Reference # 1410003356). On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in the financial statements). On January 26, 2004, the Company submitted its Answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend this matter.

      We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim against the Company on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date.

      Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk, November 3, 2003, for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019, (a provision has been provided in the financial statements) which is presently owed.

      We are plaintiff in an action titled A.B. Watley Group, Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03, filed September 23, 2003. The Company has sued its former CEO. The defendant, sued under various psuedo-names, has filed Counterclaims.

      We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03, filed December 8, 2003. Plaintiff sued A.B. Watley, Inc. for breach of contract, seeking $500,000, and Steven Malin, our Chairman, for slander seeking $5,000,000. Defendants filed their answer denying plaintiff's allegations. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Dispute Resolution Arbitration No. 03-05524, filed July 30, 2003. In this matter a former employee of the Company has commenced an arbitration alleging breach of express and implied contract, quantum meruit/unjust enrichment, and violation of the New York labor Law. The Claimant is seeking what he alleges is the balance of his unpaid contractual salary ($791,166) and bonus compensation, benefits and severance pay, stock options totaling 500,000 shares at an exercise price of $1.80 per share, 25% liquidated damages under the Labor Law, punitive damages, interest, attorney's fees and other relief. The Company answered the Statement of Claim and denied Claimant's substantive allegations. Discovery is underway, and a hearing is scheduled for September 8-10 and 14, 2004. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Dispute Arbitration No. 03-05526, filed July 30, 2003. In this matter a former employee of the Company has commenced an arbitration alleging breach of express and implied contract, quantum meruit/unjust enrichment, and violation of the New York Labor Law. The Claimant seeks what he alleges is the balance of his unpaid contractual salary ($875,000) and bonus compensation, benefits and severance pay, stock options totaling 2.5 million shares at an exercise price of $0.10 per share and 3.0 million shares at an exercise price of $1.00 per share. A lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, 25% liquidated damages under the Labor Law, punitive damages, interest, attorney's fees and other relief. The Company answered the Statement of Claim and denied the Claimant's substantive allegations. Discovery is underway, and a hearing is scheduled for October 25-28, 2004. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

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

10.   INCOME TAXES

      The Company has net operating loss carryforwards ("NOL's") for federal income tax purposes approximating $69,000,000 as of March 31, 2004. The NOL's are scheduled to expire no sooner than September 30, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. Total revenues for the quarter ended March 31, 2004 were $2,968,305 a decrease of $526,411 or 15.1%, as compared to revenues of $3,494,716, for the quarter ended March 31, 2003. Components of the decrease in revenues are as follows:

      Commissions: For the three-month period ending March 31, 2004, we earned commission revenues of $1,752,534 representing a $537,837 or 44.3% increase as compared to commission revenues of $1,214,697 for the corresponding period in 2003. This increase in commission revenues resulted from increased trading volumes and the conversion of certain of our former traders to customers.

      Data Service Fees: Our revenues from data service fees for the three-month period ending March 31, 2004 were $24,445 as compared to the March 31, 2003 of $100,865 representing a decrease of $76,420 or 75.8%. This decrease was due to customers moving from third party software to the Ultimate Trader software.

      Revenues from Principal Transactions: Revenues from proprietary security transactions decreased by 55.6%. We earned $891,421 from such transactions during the three-month period ending March 31, 2004 as compared to $2,009,365 for the three-month period ending March 31, 2003. This decrease in revenues resulted from reductions in proprietary trading volumes and, ultimately, the discontinuance of proprietary trading in February 2004.

      Interest and Other Income: Interest and Other Income for the three-month period ending March 31, 2004 was $299,905 representing a $130,116 or 76.6% increase as compared to $169,789 for the three-month period ending March 31, 2003.

      Interest Expense: Interest expense for March 31, 2004 and March 31, 2003, respectively, were $327,792 and $277,629. This increase of $50,163 or 18.1% resulted from an increase in subordinated loans and company borrowings.

      Net Revenues: As a result of the foregoing, for the quarter ended March 31, 2004 total net revenues were $2,640,513 compared to the quarter ended March 31, 2003 of $3,217,087, net revenues decreased by $576,574 or 17.9%. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

      EXPENSES. Total expenses for the quarter ended March 31, 2004 were $4,236,686, a $2,301,522 or 35.2% decrease compared to total expenses of $6,538,208 for the three-month period ending March 31, 2003. Components of the decrease in expenses are as follows:

      Commissions, Floor Brokerage and Clearing Charges: For the three-month periods ending March 31, 2004 and March 31, 2003 we incurred $1,304,732 and $1,536,972 of Commissions, Floor Brokerage and Clearing Charges, respectively. This $232,240, or 15.1%, decrease in costs represent favorable cost reductions and reductions proprietary trading activity for payments to our clearing firms, ECN'S and floor brokers who facilitate securities transactions for both our customers and our own proprietary accounts.

      Employee Compensation and Related Costs: Employee Compensation and Related Costs of $1,223,332 for the three-month period ending March 31, 2004 reflects a $833,912 or 40.5% decrease as compared to $2,057,244 incurred for such costs during the three-month period ending March 31, 2003. This decrease is attributable to both the reduction in the number of employees and to lower compensation paid to the proprietary trading division as a result of reduced trading gains from principal transactions.

      Communications: Communications expense for the three-month period ending March 31, 2004 amounted to $107,862, a 80.1% decrease as compared to $542,478 for the three-month period ending March 31, 2003. This $434,616 decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

      Business Development: Our Business Development costs decreased $129,110 to $(22,560) for the three months ending March 31, 2004 from $106,550 for the three months ending March 31, 2003. This decrease was due to reducing advertising costs and less travel expense for marketing purposes.

      Professional Services: Professional Services primarily consists of legal and accounting costs in addition to the cost of external administrative consultants. For the three-month period ending March 31, 2004, our professional services amounted to $33,327 as compared to $599,706 for the three-month period ending March 31, 2003, representing a decrease of $566,469 or 94.5%. This decrease was primarily the result of reduced audit and legal fees and a favorable settlement of an outstanding balance with former legal counsel.

      Occupancy and Equipment: The costs for Occupancy and Equipment for the three-month period ending March 31, 2004 were $308,983 a decrease of $40,527 or 11.6% compared to the three-month period ending March 31, 2003 of $349,510. Such costs, primarily consisting of lease costs for both office space and equipment, have decreased due to terminated leases as part of our overall cost cutting initiatives.

      Depreciation and Amortization: Depreciation and Amortization decreased by $406,451 or 80.6% when comparing $97,868 for the three-month period ending March 31, 2004 to $504,319 for the three-months ending March 31, 2003, primarily due to the disposal of assets subject to such depreciation and amortization.

      Other Expenses: For the three-month period ending March 31, 2004, we incurred $159,710 of Other Expenses, as compared to $841,429 for the three month-period ending March 31, 2003. Other expenses decreased by $681,719 or 81.0% primarily due to the holders of our Series A Preferred Stock waiving rights to penalties and our overall cost cutting initiatives.

      Preferred Stock Dividends: For the three-month period ending March 31, 2004, we incurred $-0- of Preferred Stock Dividends, as compared to $94,500 for the three-month period ending March 31, 2003. On June 1, 2003, the Holders of the Preferred Stock waived their rights to dividends thorough May 31, 2004.

      Abandonment of Leasehold Improvements: In connection with the Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York. NY, the Company abandoned leasehold improvements with a net book value of $1,023,522 which, in turn, were written-off.

      Net Loss: As a result of the foregoing factors, our Net Loss decreased by 53.3%, comparing $1,596,173 for the three-month period ending March 31, 2004 to $3,415,621 for the three-month period ending March 31, 2003.

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

      REVENUES. Total revenues for the six months ended March 31, 2004 were $6,061,093 a decrease of 21.0%, as compared to revenues of $7,674,416 for the six months ended March 31, 2003. Components of the decrease in revenues are as follows:

      Commissions: For the six-month period ending March 31, 2004, we earned commission revenues of $3,049,468 representing a $356,795 or 13.3% increase as compared to commission revenues of $2,692,673 for the corresponding period in 2003. This increase in commission revenues resulted from increased trading volumes and the conversion of certain of our former traders to customers.

      Data Service Fees: Our revenues from data service fees for the six-month period ending March 31, 2004 were $64,361 as compared to the March 31, 2003 of $262,355 representing a decrease of 75.5%. This decrease was due to customers moving from third party software to the Ultimate Trader software.

      Revenues from Principal Transactions: Revenues from proprietary security transactions decreased by 40.4%. We earned $2,356,633 from such transactions during the six-month period ending March 31, 2004 as compared to $3,954,671 for the six-month period ending March 31, 2003. This decrease in revenues resulted from reductions in proprietary trading volumes and, ultimately, the discontinuance of proprietary trading in February 2004.

      Interest and Other Income: Interest and Other Income for the six-month period ending March 31, 2004 was $590,631 representing a $174,086 or 22.8% decrease as compared to $764,717 for the six-month period ending March 31, 2003.

      Interest Expense: Interest expense for the six month periods ended March 31, 2004 and March 31, 2003, respectively, were $600,273 and $424,522. This increase of $175,751 or 41.4% resulted from an increase in subordinated loans and company borrowings.

      Net Revenues: As a result of the foregoing, for the six months ended March 31, 2004 total net revenues were $5,460,820 compared to the six-months ended March 31, 2003 of $7,249,894, net revenues decreased by $1,789,074 or 24.7%.
Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

      EXPENSES. Total expenses for the six months ended March 31, 2004 were $8,014,809, a $4,231,033 or 34.6% decrease compared to total expenses of $12,245,842 for the six-month period ending March 31, 2003. Components of the decrease in expenses are as follows:

      Commissions, Floor Brokerage and Clearing Charges: For the six-month periods ending March 31, 2004 and March 31, 2003 we incurred $2,478,419 and $2,552,188 of Commissions, Floor Brokerage and Clearing Charges, respectively. This $73,769, or 2.9%, decrease in costs represent favorable cost reductions and reductions proprietary trading activity for payments to our clearing firms, ECN'S and floor brokers who facilitate securities transactions for both our customers and our own proprietary accounts.

      Employee Compensation and Related Costs: Employee Compensation and Related Costs of $2,594,465 for the six-month period ending March 31, 2004 reflects a 32.9% decrease as compared to $3,865,029 incurred for such costs during the six-month period ending March 31, 2003. This $1,270,564 decrease is attributable to both the reduction in the number of employees and to lower compensation paid to the proprietary trading division as a result of reduced trading gains from principal transactions.

      Communications: Communications expense for the six-month period ending March 31, 2004 amounted to $325,721, a 60.5% decrease as compared to $824,926 for the six-month period ending March 31, 2003. This $499,205 decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

      Business Development: Our Business Development costs decreased $48,919 to $79,330 for the six months ending March 31, 2004 from $128,249 for the six months ending March 31, 2003. This decrease was due to reducing advertising costs and less travel expense for marketing purposes.

      Professional Services: Professional Services primarily consists of legal and accounting costs in addition to the cost of external administrative consultants. For the six-month period ending March 31, 2004, our professional services amounted to $273,571 as compared to $998,730 for the six-month period ending March 31, 2003, representing a decrease of $725,159 or 72.6%. This decrease was primarily the result of reduced audit and legal fees and a favorable settlement of an outstanding balance with former legal counsel.

      Occupancy and Equipment: The costs for Occupancy and Equipment for the six-month period ending March 31, 2004 were $666,980 a decrease of $774,069 or 53.7% compared to the six-month period ending March 31, 2003 of $1,441,049. Such costs, primarily consisting of lease costs for both office space and equipment, have decreased due to terminated leases as part of our overall cost cutting initiatives.

      Depreciation and Amortization: Depreciation and Amortization decreased by $805,339 or 80.2% when comparing $198,387 for the six-month period ending March 31, 2004 to $1,003,726 for the six-months ending March 31, 2003, primarily due to the disposal of assets subject to such depreciation and amortization.

      Other Expenses: For the six-month period ending March 31, 2004, we incurred $374,414 of Other Expenses, as compared to $1,347,658 for the six month-period ending March 31, 2003. Other expenses decreased by 72.2% or $973,244 primarily due to the holders of our Series A Preferred Stock waiving rights to penalties and our overall cost cutting initiatives.

      Preferred Stock Dividends: For the six-month period ending March 31, 2004, we incurred $-0- of Preferred Stock Dividends, as compared to $189,000 for the six-month period ending March 31, 2003. On June 1, 2003, the Holders of the Preferred Stock waived their rights to dividends thorough May 31, 2004.

      Abandonment of Leasehold Improvements: In connection with Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York. NY, the Company abandoned leasehold improvements with a net book value of $1,023,522 which, in turn, were written-off.

      Net Loss: As a result of the fore-mentioned factors, our Net Loss decreased by 50.7%, comparing $2,553,989 for the six-month period ending March 31, 2004 to $5,184,948 for the six-month period ending March 31, 2003.

GOING CONCERN

      As indicated by the accompanying unaudited condensed consolidated financial statements, the Company has significant deficits in both working capital and stockholders' equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

      Cash utilized in operating activities during the six months ended March 31, 2004 was $423,201, as compared to cash provided by operating activities of $120,449 for the six months ended March 31, 2003. Cash was principally used to fund the net loss of $2,553,989, net of non-cash items including depreciation and amortization of $198,386, abandonment of leasehold improvements of $1,023,522, debt discount in connection with issuance of warrants of $91,241, Financing charge in connection with Common stock issued with notes payable of $87,500, and non-cash compensation/service costs of $9,334. In addition, cash was provided by decreases in securities owned of $1,309,145, loans receivable from related party of $14,500, security deposits of $30,000, offset by increases in receivables from clearing brokers of $18,547 and other assets of $44,606. Cash was provided by an increase in accounts payable and accrued liabilities of $458,798, offset by decreases in payable to clearing broker of $1,000,475 and securities sold, not yet purchased of $28,010.

      Cash provided by financing activities was $449,869 during the six months ended March 31, 2004 compared to cash used in the amount of $235,038 during the six months ended March 31, 2003. Cash provided by financing activities during the six months ended March 31, 2004, principally consisted of proceeds from notes payable of $1,950,000, offset by payments of notes payable of $1,455,131 and capital distribution to LLC Class B members of $45,000.

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

RELEVANT ACCOUNTING STANDARDS

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

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

      o     Operational risks may disrupt our business or limit our growth.

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

ITEM 4. CONTROLS AND PROCEDURES

      During the quarter, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Our principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expires in June 2009. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for a portion of the amount owed to the landlord and the landlord has reserved the right to seek a money judgment for all rent arrears (a provision has been provided in the financial statements).

      We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02 on July 10, 2002. This is an action for unpaid wages seeking $28,658, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 (a provision has been provided in the financial statements) over an installment basis of eight (8) months. A.B. Watley Group Inc. has paid $11,152 towards the settlement.

      We are a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group, Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No 117675/02, filed August 7, 2002. This is a breach of contract in connection with the lease of equipment, which seeks compensatory damages of $195,356, plus interest, costs and attorney's fees (a provision has been provided in the financial statements). The Company has denied liability in its entirely and has indicated that it intends to vigorously defend this matter. The parties have reached a settlement in principle for the payment of $50,000 in two installments although an agreement has not been finalized.

      Our former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03, filed May 23, 2003. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group, Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus interest accrued thereon, (a provision has been provided in the financial statements), for unpaid legal fees. A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley, Inc. may be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery.

      We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03 on June 24, 2003. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503, plus interest accrued thereon (a provision has been provided in the financial statements). Currently, Plaintiff is conducting post-judgment discovery.

      We are respondent in an arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. A hearing on this matter was held on June 29, 2004 in Boston Massachussets. A.B. Watley, Inc. is awaiting a decision.

      We are respondent in an arbitration titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc., NASD Arbitration No. 03-05212. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. on July 15, 2003 seeking damages of approximately $94,788 (a provision has been provided in the financial statements) relating to the suitability of Claimants' investments. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. The parties have agreed to a settlement in principle although a formal settlement agreement has not been consummated.

      We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in the financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A hearing in the matter has not yet been scheduled. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      We are respondent in an arbitration titled Gary Miller v. A.B. Watley, Inc., NASD Arb. No.: 03-07144. Claimant filed this Claim against A.B. Watley, Inc. on September 29, 2003 seeking damages of approximately $49,000 relating to breach of contract. A.B. Watley, Inc. submitted its answer in this matter on December 4, 2003 denying all liability in connection with the Claim. Pre-hearing discovery is still being conducted and there is a hearing scheduled for October 28-29, 2004 in New York, New York.

      We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 (a provision has been provided in the financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

      We are defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group, Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002, filed October 16, 2002. This action is for damages arising out of the alleged breach of a contract. Plaintiff seeks damages of approximately $215,000. Plaintiff obtained a judgment against A.B. Watley Group, Inc. in the amount of $179,883 (a provision has been provided in the financial statements) with interest accrued thereon from July 10, 2003. A.B. Watley Group Inc. has paid $10,000 towards this balance.

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

      We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract for unpaid telephone bills in the amount of $20,000 (a provision has been provided in the financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $7,500 towards this settlement.

      We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in the financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parities reached a settlement, which contemplates a total payment of $174,000 to plaintiff over the course of two (2) years. The Company has paid $36,000 towards the settlement.

      We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group, Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $65,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $179,917, (a provision has been provided in the financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

      We are defendant in an action titled A.B. Watley Group, LLC/ Martinez, 2-4173-03-36 Section 806 Sarbanes-Oxley Act of 2002, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave the Company notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a Complaint against the Company under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that the Company terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time;
(iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and (vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, the Company responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the DOL gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

      We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., (JAMS Arbitration, Reference # 1410003356). On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in the financial statements). On January 26, 2004, the Company submitted its Answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend this matter.

      We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim against the Company on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

      In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, ABW filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note. The Noteholder agreed that as long as the Company is not in default of any of its obligation under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date.

      Our former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against us in the District Court of the County of Suffolk, November 3, 2003, for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019, (a provision has been provided in financial statements) which is presently owed.

      We are plaintiff in an action titled A.B. Watley Group, Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03, filed September 23, 2003. The Company has sued its former CEO. The defendant, sued under various psuedo-names, has filed Counterclaims.

      We are defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03, filed December 8, 2003. Plaintiff sued A.B. Watley, Inc. for breach of contract, seeking $500,000, and Steven Malin, our Chairman, for slander seeking $5,000,000. Defendants filed their answer denying plaintiff's allegations. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Dispute Resolution Arbitration No. 03-05524, filed July 30, 2003. In this matter a former employee of the Company has commenced an arbitration alleging breach of express and implied contract, quantum meruit/unjust enrichment, and violation of the New York labor Law. The Claimant is seeking what he alleges is the balance of his unpaid contractual salary ($791,166) and bonus compensation, benefits and severance pay, stock options totaling 500,000 shares at an exercise price of $1.80 per share, 25% liquidated damages under the Labor Law, punitive damages, interest, attorney's fees and other relief. The Company answered the Statement of Claim and denied Claimant's substantive allegations. Discovery is underway, and a hearing is scheduled for September 8-10 and 14, 2004. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

      We are respondent in an arbitration titled James B. Fellus v. A.B. Watley, Inc., NASD Dispute Arbitration No. 03-05526, filed July 30, 2003. In this matter a former employee of the Company has commenced an arbitration alleging breach of express and implied contract, quantum meruit/unjust enrichment, and violation of the New York Labor Law. The Claimant seeks what he alleges is the balance of his unpaid contractual salary ($875,000) and bonus compensation, benefits and severance pay, stock options totaling 2.5 million shares at an exercise price of $0.10 per share and 3.0 million shares at an exercise price of $1.00 per share. A lump sum payment of the sum of the highest month's Retail Division and Fixed Income Division pretax profit incentive multiplied by 48, 25% liquidated damages under the Labor Law, punitive damages, interest, attorney's fees and other relief. The Company answered the Statement of Claim and denied the Claimant's substantive allegations. Discovery is underway, and a hearing is scheduled for October 25-28, 2004. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

ITEM 2. CHANGES IN SECURITIES

      In June 2004, holders of 560 shares of Series A Redeemable Convertible Preferred Stock recorded at $6,008,625 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition converted their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011.

      In July 2004, the Company and holders of 70 shares of Series A Redeemable Convertible Preferred Stock recorded at $858,376 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition reached an agreement to convert their preferred stock into warrants to purchase 780,342 shares of common stock of the Company.

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

      In June 2004, holders of 560 shares of Series A Redeemable Convertible Preferred Stock recorded at $6,008,625 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition converted their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011.

      In July 2004, the Company and holders of 70 shares of Series A Redeemable Convertible Preferred Stock recorded at $858,376 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition reached an agreement to convert their preferred stock into warrants to purchase 780,342 shares of common stock of the Company.

      On June 4, 2004, the holder of the $5 million secured demand note sent the Company a notice of default alleging that the Company did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

         10.1 Settlement Agreement dated June, 2004 by and between Penson Financial Services, Inc., Integrated Trading Solutions, Inc., A.B. Watley Group Inc., A.B. Watley, Inc., and A.B. Watley Direct, Inc.

         10.2 Warrant Agreement dated June, 2004, by and between A.B. Watley Group Inc., Alan W. Steinberg Limited Partnership and Rivera Enid Limited Partnership.

         10.3 Warrant Agreement dated June, 2004, by and between A.B. Watley Group Inc., DMG Legacy Fund LLC, DMG Legacy Institutional Fund LLC, DMG Legacy International Ltd. and SDS Merchant Fund, L.P.

         31.1 Certification by Steven Malin, Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by Robert Malin, Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


Signatures                          Title                       Date

/s/ STEVEN MALIN         Chairman of the Board and
-------------------      Principal Executive Officer         July 23, 2004
Steven Malin

/s/ ROBERT MALIN         Vice-Chairman, Principal
-------------------      Financial Officer and Director      July 23, 2004
Robert Malin