Form 10QSB
period 2004-06-30
WATLEY A B GROUP INC
filed 2004-08-13
CIK 1035632

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2004
                                                  -------------

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


                       90 Park Avenue, New York, NY 10016
                       ----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (212) 500-6500
                                 --------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of August 13, 2004, there were 18,137,138 shares of the Common Stock, par value $.001 per share, outstanding.

                             A.B. Watley Group Inc.

Index

                                                                                                          PAGE
PART I -- FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Statements of Financial Condition

                            As of June 30, 2004 (Unaudited) and September 30, 2003 ......................    3

          Condensed Consolidated Statements of Operations

                            For the Three Months and Nine Months Ended June 30, 2004 and 2003 (Unaudited)    4

          Condensed Consolidated Statements of Cash Flows

                            For the Three Months and Nine Months Ended June 30, 2004 and 2003 (Unaudited)    5

          Notes to Condensed Consolidated Financial Statements (Unaudited) ..............................    6


          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    15


          Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........................   19


          Item 4.  Controls and Procedures ..............................................................   20

PART II -- OTHER INFORMATION

          Item 1.  Legal Proceedings ....................................................................   20


          Item 2.  Changes in Securities ................................................................   24

          Item 3.  Default on Senior Securities .........................................................   24

          Item 4.  Submission of Matters to a Vote of Security Holders ..................................   24

          Item 5.  Other Information ....................................................................   24

          Item 6.  Exhibits and Reports on Form 8-K .....................................................   25

Signatures ..............................................................................................   26


Certifications

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             A.B. WATLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                         JUNE 30,      SEPTEMBER 30,
                                                                                                           2004             2003
                                                                                                       ------------    ------------
                                                                                                       (Unaudited)
ASSETS:
Cash and cash equivalents                                                                              $    312,079    $     41,296
Receivables from clearing brokers                                                                           177,564         223,556
Securities owned, at market value                                                                                --       1,309,145
Property and equipment, net of accumulated depreciation
   of $677,382 and $6,574,033                                                                                39,780       1,698,062
Loans receivable from related party                                                                         258,227         272,727
Secured demand note                                                                                              --       3,202,000
Security deposits                                                                                           145,000         175,000
Other assets                                                                                                 61,711          19,894
                                                                                                       ------------    ------------
TOTAL ASSETS                                                                                           $    994,361    $  6,941,680
                                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accounts payable and accrued liabilities                                                                  9,871,210       9,769,760
Accrued liabilities to LLC Class B Members                                                                1,922,303       2,000,253
Payable to clearing broker                                                                                       --       1,597,767
Securities sold not yet purchased                                                                                --          28,010
Notes payable to former officer                                                                             700,000         700,000
Notes payable - other                                                                                     2,571,446       3,082,826
Subordinated borrowings                                                                                   2,383,233       4,863,138
Subordinated borrowings - other                                                                             350,000         350,000
Subordinated borrowings from officer                                                                        180,000         180,000
                                                                                                       ------------    ------------
                                                                                                         17,978,192      22,571,754
                                                                                                       ------------    ------------


Series A Redeemable Convertible Preferred Stock $0.01 par value, 690 shares authorized, 70 and 630 shares issued and outstanding at June 30, 2004 and
   September 30, 2003, respectively,  and accrued dividends and interest
   (liquidation preference - $700,000 and $6,300,000 at June 30, 2004 and
   September 30, 2003, respectively)                                                                        858,376       6,867,001
                                                                                                       ------------    ------------


STOCKHOLDERS' DEFICIT:
Preferred Stock, $0.001 par value, 1,000,000 shares authorized and none issued and outstanding at
   June 30, 2004 and September 30, 2003                                                                          --              --
Common stock, $0.001 par value, 50,000,000 and 20,000,000 shares authorized at June 30, 2004 and
   September 30, 2003, respectively and 13,137,138 and 12,787,139 issued and outstanding at June 30,
   2004 and September 30, 2003, respectively                                                                 13,137          12,787
Additional paid-in capital                                                                               54,309,883      47,111,608
Option costs                                                                                                     --         (13,996)
Accumulated deficit                                                                                     (72,165,227)    (69,607,474)
                                                                                                       ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                                                             (17,842,207)    (22,497,075)
                                                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                            $    994,361    $  6,941,680
                                                                                                       ============    ============

      See accompanying notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                    ----------------------------    ---------------------------
                                                         2004            2003            2004            2003
                                                         ----            ----            ----            ----
REVENUES:
Commissions                                         $  1,679,184    $  1,716,675    $  4,764,511    $  4,409,349
Data service fees                                         22,437          46,130          50,939          62,336
Principal transactions                                        --       2,669,454       2,356,633       6,624,125
Interest income and other income                         317,138         310,398         907,769       1,321,264
                                                    ------------    ------------    ------------    ------------
TOTAL REVENUES                                         2,018,759       4,742,657       8,079,852      12,417,074

Interest expense                                         257,302         301,700         857,575         726,223
                                                    ------------    ------------    ------------    ------------
NET REVENUES                                           1,761,457       4,440,957       7,222,277      11,690,851
                                                    ------------    ------------    ------------    ------------

EXPENSES AND OTHER CHARGES:
Commissions, floor brokerage and clearing charges      1,030,423       1,678,542       3,508,842       4,213,913
Employee compensation and related costs                  629,622       2,461,346       3,224,087       6,326,377
Communications                                            37,394         189,546         363,115       1,014,473
Business development                                       9,249          70,018          88,579         198,268
Professional services                                    167,261         356,311         440,832       1,371,860
Occupancy and equipment costs                            202,310         336,741         869,290       1,821,825
Depreciation and amortization                             52,378         138,369         250,765       1,098,062
Other expenses                                            49,428         214,914         423,842       1,562,570
Abandonment of leasehold improvements                   (412,844)             --         610,678              --
Loss on investments                                           --              --              --          84,287
                                                    ------------    ------------    ------------    ------------
TOTAL EXPENSES                                         1,765,221       5,445,787       9,780,030      17,691,635
                                                    ------------    ------------    ------------    ------------
                                                          (3,764)     (1,004,830)     (2,557,753)     (6,000,784)
NET LOSS
Preferred stock dividends                                     --          63,000              --        (252,000)
                                                    ------------    ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $     (3,764)   $ (1,067,830)   $ (2,557,753)   $ (6,252,784)
                                                    ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (0.00)   $      (0.09)   $      (0.20)   $      (0.50)
                                                    ============    ============    ============    ============

Weighted average shares outstanding                   13,137,138      12,508,852      13,013,512      12,508,852
                                                    ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                                2004           2003
                                                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    $(2,557,753)   $(6,000,784)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Non-cash compensation and service costs
      Options costs                                                                              13,996         18,672
      Amortization of debt discount in connection with
         issuance of warrants and subordinated debt                                             136,862         91,240
      Amortization of finance charge in connection with
         notes payable                                                                           87,500             --
      Penalties - preferred stock                                                                    --        759,107
      Minority interest applicable to LLC Class B members                                       (32,950)       (87,019)
      Depreciation and amortization                                                             250,765      1,098,062
      Loss on abandonment of leasehold improvements                                           1,407,218             --
      Write-off of deferred rent incentives                                                    (796,540)            --
    Changes in assets and liabilities:
    (Increase) decrease in operating assets:
       Restricted cash                                                                               --        292,565
       Receivables from clearing brokers                                                         45,992      1,028,588
       Securities owned                                                                       1,309,145       (833,445)
       Loans receivable from related party                                                       14,500             --
       Security deposits                                                                         30,000        (27,295)
       Other assets                                                                             (41,817)       (49,243)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                               1,100,790      1,237,826
       Payable to clearing broker                                                            (1,597,767)     2,336,279
       Securities sold, not yet purchased                                                       (28,010)       169,987
                                                                                            -----------    -----------
    Net cash (used in) provided by operating activities                                        (658,069)        34,540
                                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                  --        (13,268)
                                                                                            -----------    -----------
    Net cash provided by (used in) investing activities                                              --        (13,268)
                                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - other                                                           2,338,620        250,000
Repayment of notes payable - other                                                           (1,825,000)      (450,000)
Repayment of notes payable                                                                     (125,000)            --
Proceeds from secured demand note receivable                                                    585,232             --
Capital distribution to LLC Class B members                                                     (45,000)       (35,038)
                                                                                            -----------    -----------
    Net cash provided by (used in) financing activities                                         928,852       (235,038)
                                                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        $   270,783    $  (213,766)
Cash and cash equivalents at beginning of period                                                 41,296        213,766
                                                                                            -----------    -----------
Cash and cash equivalents at end of period                                                  $   312,079    $        --
                                                                                            ===========    ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
  AND DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                              $    52,500    $   188,131
      Taxes                                                                                          --             --

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
    CASH FLOW INFORMATION:
Issuance of common stock for financing charge in connection with notes payable              $    87,500             --
Conversion of Series A Preferred Stock for warrants                                         $ 6,008,625             --
Forgiveness of notes payable for warrants                                                   $ 1,102,500             --
Liquidation of secured demand note                                                          $ 2,616,767
Forgiveness of penalties on preferred stock                                                          --    $ 1,070,593
Preferred stock dividends                                                                            --    $   252,000
Issuance of secured demand note                                                                      --    $ 5,000,000
Issuance of subordinated borrowing                                                                   --    $ 5,000,000
Debt discount in connection with issuance of warrants and subordinated debt                          --    $   273,723
Settlements of minority interests                                                                    --    $    87,019

      See accompanying notes to condensed consolidated financial statements

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

     Direct is a registered broker-dealer with the Securities and Exchange Commission ("SEC"), and a member of the National Association of Securities Dealers, Inc. ("NASD"). Direct is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services and institutional trading. Direct clears all transactions through clearing brokers on a fully disclosed basis. Accordingly, Direct is exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

     ABW Futures is an introducing broker/dealer registered with the National Futures Association and conducts futures trading activity for customers. ABW Futures cleared all of its business through clearing brokers on a fully disclosed basis. On June 30, 2004, the Company sold ABW Futures to a third party. The sale of ABW Futures did not have any material impact on the Condensed Consolidated Financial Statements.

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

     The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the three and nine month periods ended June 30, 2004 and 2003 as follows:

                                    Three Months Ended June 30,       Nine Months Ended June 30,
                                  ------------------------------    ------------------------------
                                       2004             2003             2004            2003
                                  -------------    -------------    -------------    -------------
      Net loss                    $      (3,764)   $  (1,067,830)   $  (2,557,753)   $  (6,252,784)
      Stock-based employee
      compensation cost, net
      of tax effect, under
      fair value accounting            (139,256)        (148,326)        (296,835)        (333,732)
                                  -------------    -------------    -------------    -------------
      Pro forma net loss under
      Fair Value Method           $    (143,020)   $  (1,216,156)   $  (2,854,588)   $  (6,586,516)
                                  -------------    -------------    -------------    -------------
      Loss per share
      basic and diluted           $       (0.00)   $       (0.09)   $       (0.20)   $       (0.50)
      Per share stock-based
      employee compensation
      cost, net of tax effect,
      under fair value
      accounting                           0.01             0.01             0.02             0.03
                                  -------------    -------------    -------------    -------------
      Pro forma loss per
      share - basic and diluted   $       (0.01)   $       (0.10)   $       (0.22)   $       (0.53)
                                  -------------    -------------    -------------    -------------

     There were no options granted during the three months ended June 30, 2004. As of June 30, 2004 and 2003 there were 4,692,700 and 2,192,700 options outstanding, respectively. As of June 30, 2004 options outstanding had exercise prices ranging between $0.10 and $17.50 and expirations extending through January 2014.

     During the three months ended June 30, 2004, the Company issued 5,561,478 warrants in connection with the conversion of Series A Preferred Stock and 987,771 warrants in connection with the conversion of certain notes payable. As of June 30, 2004, there were 12,647,446 warrants outstanding. As of June 30, 2004 warrants outstanding had exercise prices ranging between $0.00 and $3.69 and expirations extending through March 2012.

Loss Per Share

     Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and the convertible preferred stock. Dilutive per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of stock options, warrants and the conversion of preferred stock for the as of June 30, 2004 and 2003 were 17,746.353 and 13,342,641, respectively.

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

4.   NET CAPITAL REQUIREMENTS

     Direct is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain defined minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of June 30, 2004, Direct had net capital of $196,230 which was $169,813 in excess of its minimum requirement.

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

     The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of June 30, 2004, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $1,166,777.

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

     As of June 30, 2004 and September 30, 2003, the dilutive effect of the conversion of preferred stock would result in the issuance of 406,207 and 3,671,218 shares, respectively.

     In June holders of 560 shares of Series A Redeemable Convertible Preferred Stock recorded at $6,008,625 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition converted their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years and expire in June 2011. As of June 30, 2004, the impact of the preferred stock conversion and the issuance of warrants was to decrease Series A Preferred Stock by $6,008,625 and to increase Additional Paid-in Capital by the same amount.

     In July 2004, the Company and holders of 70 shares of Series A Redeemable Convertible Preferred Stock recorded at $858,376 including dividends and interest, in the accompanying Condensed Consolidated Statements of Financial Condition reached an agreement to convert their preferred stock into warrants to purchase 780,342 shares of common stock of the Company. As July 31, 2004, the impact of the preferred stock conversion and the issuance of warrants was to decrease Series A Preferred Stock by $858,376 and to increase Additional Paid-in Capital by the same amount.

7.   NOTES AND LOANS PAYABLE

     The Company's outstanding obligation under notes and loans payable as of June 30, 2004 and September 30, 2003 was as follows:

                                                 June 30,          September 30,
                                                   2004                2003
                                                ----------         -------------
Borrowings under line of credit                 $2,182,826          $3,082,826
Notes payable to former officer                    700,000             700,000
Loans payable - other                              388,620                  --
                                                ----------          ----------
                                                $3,271,446          $3,782,826
                                                ==========          ==========

     On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, during January and February 2004, the Company borrowed an additional $388,620, including accrued interest, from the same third party at the rate of 20% per annum. The note is due on demand.

     On October 8, 2003, the Company borrowed $150,000 from a third party lender at the rate of 12% per annum and issued 250,000 shares of the Company's common stock, which represented a finance charge of $87,500. The loan was payable in fourteen equal monthly installments. During the three months ended March 31, 2004, the Company made principal payments in the amount of $25,000. As of April 30, 2004, the Company repaid the loan, and accrued interest, through $21,000 in cash payments and offset $139,150 against commissions owed to the Company by the lender.

     In March 2002, one of the holders of the Company's Preferred Stock led a group that granted a line of credit of $4,200,000 to the Company. Borrowings under the line of credit are payable on demand after June 18, 2002, with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $0.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.918 a share. The fair value of the warrants were amortized and recorded as interest expense. As of June 30, 2004, the Company has borrowed $2,182,826 under this commitment, and has recorded accrued interest payable of $552,004. The loan is collateralized by certain assets of the Company as defined in the loan agreement.

     In June 2004, certain note holders agreed to forgive notes payable, including accrued interest, in the amount of $1,102,500 in return for warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years. As of June 30, 2004, the impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $900,000, decrease Accrued Liabilities, for accrued interest, by $202,500 and to increase Additional Paid-in Capital $1,102,500.

     In July 2004, the Company and certain note holders reached an agreement to forgive notes payable, including accrued interest, in the amount of $2,621,815 in return for warrants to purchase 1,000,000 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.19. In addition the Company agreed to amend an existing warrant agreement, for 1,000,000 shares of common stock of the Company, held by the note holder to reflect a decrease in the exercise price from $0.91 to $0.01. The warrants will have a term of seven years. There was no financial statement impact for the amendment to the warrant exercise price. The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $2,182,826, decrease Accrued Liabilities, for accrued interest, by $542,495 and to increase and to increase Additional Paid-in Capital $2,725,321.

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

     During the term of the SDN, the Company liquidated approximately $2.4 million of the SDN Collateral. This cash was used by the Company to support its operations. This transaction is reflected in the accompanying Condensed Consolidated Statements of Financial Condition as a reduction of the principal amount of the SDN. As of June 30, 2004, in connection with the Company's repayment of approximately $2.9 million of principal and interest, the remaining balance of the SDN was reduced to $-0-.

Subordinated Borrowings

     At September 30, 2003 subordinated borrowings consisted of $5,530,000 of subordinated notes payable to general creditors, of which $5,000,000 bearing interest at 7% is due on June 30, 2004, $200,000 bearing interest at 15%, $150,000 bearing interest at 13%, and the balance of $180,000 bearing interest at 12% are due on October 31, 2006. In connection with the issuance of the

$5,000,000 subordinated borrowing the Company issued warrants to the lender to purchase 500,000 shares of ABWG common stock at $0.75.

     The Company recorded a debt discount in the amount of $273,724 which is amortized to interest expense over the life of the subordinated loan. Interest expense relating to the warrants was $45,621 for the quarter ended June 30, 2004. At June 30, 2004, the debt discount related to the subordinated loan has been fully amortized. On January 22, 2004, the NASD rescinded its approval of the Subordinated Borrowing Agreement. A.B. Watley ceased operations in January 2004. In February 2004, A.B. Watley withdrew its registration as a broker/dealer. To the extent borrowings are required for the Company's continued compliance with minimum net capital requirements, they may not be repaid. Of the total subordinated borrowings, $180,000 is from an officer and shareholder of ABWG. Interest expense of approximately $59,000 and $105,000 was incurred on subordinated borrowings during the quarter ended June 30, 2004 and 2003, respectively.

     SUBORDINATED  BORROWINGS  AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003 ARE AS
FOLLOWS:

          June 30, 2004    September 30, 2003   Interest Rate       Maturity
      ------------------   ------------------   -------------   ----------------
             $ 2,383,233           $5,000,000            7%     Matured
             $   125,000             $125,000           12%     October 31, 2006
             $    55,000              $55,000            0%     October 31, 2006
             $   200,000             $200,000           15%     October 31, 2006
             $   150,000             $150,000           13%     October 30, 2006
      ------------------     ----------------
             $ 2,913,233           $5,530,000
      ==================     ================

     In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million of principal and interest (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note (see Legal Procedings). In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date. As of June 30, 2004, $2,383,233 remains due and outstanding.

9.   COMMITMENTS AND CONTINGENCIES

     Our principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expires in June 2009. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 and the landlord is seeking a money judgment for all rent arrears (a provision has been provided in the financial statements). In connection with Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York. NY, for the nine months ended June 30, 2004, the Company abandoned leasehold improvements with a net book value of $1,407,218 which was partially offset by a write-off of deferred rent incentives of $796,540, resulting in a net loss of $610,678, which is included in Abandonment of Leasehold Improvements in the Condensed Consolidated Statement of Operations.

     We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., Supreme Court of the State of New York, County of Nassau, Index No. 012082/02, filed on July 10, 2002. This is an action for unpaid wages seeking $28,658, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 (a provision has been provided in the financial statements) over an installment basis of eight
(8) months. A.B. Watley Group Inc. has paid $11,152 towards the settlement and is in default of its settlement agreement.

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

     We are respondent in an  arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. A hearing on this matter was held on June 29, 2004 in Boston Massachusetts. A.B. Watley, Inc. is awaiting a decision.

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

     We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in the financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A hearing in this matter has not yet been scheduled. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

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

     We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

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

     We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract seeking damages of $20,000 (a provision has been provided in the financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $7,500 towards this settlement and is in default of its settlement agreement.

     We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in the financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years. The Company has paid $36,000 towards the settlement and is in default of its settlement agreement.

     We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group, Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a Judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $75,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement, Plaintiff may execute on the outstanding balance of the Judgment in the amount of $169,917, (a provision has been provided in the financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

     We are defendant in an action titled A.B. Watley Group, LLC/ Martinez/ 2-4173-03-036 Section 806 Sarbanes-Oxley Act of 2002, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave A.B. Watley Group Inc. ("ABW Group") notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a Complaint against the ABW Group under
Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that ABW Group terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and
(vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, ABW Group responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the DOL gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

     We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., (JAMS Arbitration, Reference # 1410003356). On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in the financial statements). On January 26, 2004, the Company submitted its Answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend the matter.

     We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim against A.B. Watley, Inc. on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

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

10.  INCOME TAXES

     The Company has net operating loss carryforwards ("NOL's") for federal income tax purposes approximating $69,000,000 as of June 30, 2004. The NOL's are scheduled to expire no sooner than September 30, 2013.

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

11.  SUBSEQUENT EVENT

     In July 2004, the Company sold 5,000,000 shares of common stock for $2,000,000 in a private placement transaction. The Company has received approximately $500,000 towards the purchase of the shares, with the remaining balance to be received in quarterly installments through April 1, 2005. The sales made pursuant to the private placement offering were private transactions without registration in reliance on the exemption provided by Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2004  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2003

     REVENUES. Total revenues for the three months ended June 30, 2004 were $2,018,759 a decrease of $2,723,898 or 57.4%, as compared to revenues of $4,742,657, for the three months ended June 30, 2003. Components of the decrease in revenues are as follows:

     Commissions: For the three months ended June 30, 2004, we earned commission revenues of $1,679,184 representing a $37,491 or 2.2% decrease as compared to commission revenues of $1,716,675 for the corresponding period in 2003, as retail commissions were comparable during these periods.

      Data Service Fees: Our revenues from data service fees for the three months ended June 30, 2004 were $22,437 as compared to $46,130, for the three months ended June 30, 2003 representing a decrease of 51.4% or $23,693 due to increased rebates of data services fees to customers.

     Revenues from Principal Transactions: There were no revenues from principal transactions during the three months ended June 30, 2004 as compared to $2,669,454 for the three months ended June 30, 2003. The Company no longer engages in principal trading.

     Interest and Other Income: Interest and Other Income for the three months ended June 30, 2004 was $317,138 representing a $6,740 or 2.2% increase as compared to $310,398 for the three months ended June 30, 2003, primarily due to increased interest rates.

     Interest Expense: Interest expense for the three months ended June 30, 2004 and June 30, 2003, respectively, were $257,302 and $301,700. This decrease of $44,398 or 14.7% resulted from a decrease in a subordinated loan which was partially repaid in April 2004.

     Net Revenues: As a result of the foregoing, for the three months ended June 30, 2004 total net revenues were $1,761,457 compared to the three months ended June 30, 2003 of $4,440,957, net revenues decreased by $2,679,500 or 60.3%.
Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

     EXPENSES. Total expenses for the three months ended June 30, 2004 were $1,765,221, a $3,680,566 or 67.6% decrease compared to total expenses of $5,445,787 for the three months ended June 30, 2003. Components of the decrease in expenses are as follows:

     Commissions, Floor Brokerage and Clearing Charges: For the three months ended June 30, 2004 and June 30, 2003 we incurred $1,030,423 and $1,678,542 of
Commissions, Floor Brokerage and Clearing Charges, respectively. This $648,119, or 38.6%, decrease represents favorable cost reductions and reductions in proprietary trading activity.

     Employee Compensation and Related Costs: Employee Compensation and Related Costs of $629,622 for the three months ended June 30, 2004 reflects a $1,831,724 or 74.4% decrease as compared to $2,461,346 incurred for such costs during the three months ended June 30, 2003. This decrease is attributable to both the reduction in the number of employees and the elimination of compensation paid to the proprietary trading division, as the Company no longer engages in proprietary trading.

     Communications: Communications expense for the three months ended June 30, 2004 amounted to $37,394, a $152,152 or 80.3% decrease as compared to $189,546 for the three months ended June 30, 2003. This decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

     Business Development: Our Business Development costs decreased $60,769 to $9,249 for the three months ended June 30, 2004 from $70,018 for the three months ended June 30, 2003. This decrease was due to reducing advertising costs and less travel expense for marketing purposes.

     Professional Services: Professional Services primarily consists of legal and accounting costs in addition to the cost of external administrative consultants. For the three months ended June 30, 2004, our professional services amounted to $167,261 as compared to $356,311 for the three months ended June 30, 2003, representing a decrease of $189,050 or 53.1%. This decrease was primarily the result of reduced audit and legal fees.

     Occupancy and Equipment: The costs for Occupancy and Equipment for the three months ended June 30, 2004 were $202,310 a decrease of $134,431 or 39.9% compared to $336,741 for the three months ended June 30, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, have decreased due to terminated leases as part of our overall cost cutting initiatives.

     Depreciation and Amortization: Depreciation and Amortization decreased by $85,991 or 62.1% when comparing $52,378 for the three months ended June 30, 2004 to $138,369 for the three months ended June 30, 2003, primarily due to the disposal of assets subject to such depreciation and amortization.

     Other Expenses: For the three months ended June 30, 2004, we incurred $49,428 of Other Expenses, as compared to $214,914 for the three months ended June 30, 2003. Other expenses decreased by $165,486 or 77.0% primarily due to the holders of our Series A Preferred Stock waiving rights to penalties and our overall cost cutting initiatives.

     Preferred Stock Dividends: There were no Preferred Stock Dividends for the three months ended June 30, 2004, as compared to $63,000 for the three months ended June 30, 2003. On June 1, 2003, the Holders of the Preferred Stock waived their rights to dividends through May 31, 2004.

     Abandonment of Leasehold Improvements: In connection with the Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York. NY, for the three month ended June 30, 2004, the Company abandoned leasehold improvements with a net book value of $383,696 which was offset by a write-off of deferred rent incentives of $796,540, resulting in a non-recurring reduction of expenses in the amount of $412,844.

     Net Loss: As a result of the foregoing factors, our Net Loss decreased by $1,064,066 comparing $3,764 for the three months ended June 30, 2004 to $1,067,830 for the three months ended June 30, 2003.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

     REVENUES. Total revenues for the nine months ended June 30, 2004 were $8,079,852 a decrease of 34.9%, as compared to revenues of $12,417,074 for the nine months ended June 30, 2003. Components of the decrease in revenues are as follows:

     Commissions: For the nine months ended June 30, 2004, we earned commission revenues of $4,764,511 representing a $355,162 or 8.1% increase as compared to commission revenues of $4,409,349 for the corresponding period in 2003. This increase in commission revenues resulted from increased trading volumes.

     Data Service Fees: Revenues from data service fees for the nine months ended June 30, 2004 were $50,939 as compared to the nine months ended June 30, 2003 of $62,336 representing a decrease of 18.3%. This decrease was due to customers moving from third party software to the Ultimate Trader software.

     Revenues from Principal Transactions: Revenues from proprietary security transactions decreased by 64.4%. We earned $2,356,633 from such transactions during the nine months ended June 30, 2004 as compared to $6,624,125 for the nine months ended June 30, 2003. This $ 4,267,492 decrease in revenues resulted from reductions in proprietary trading volumes and, ultimately, the discontinuance of proprietary trading in February 2004.

     Interest and Other Income: Interest and Other Income for the nine months ended June 30, 2004 was $907,769 representing a $413,495 or 31.3% decrease as compared to $1,321,264 for the nine months ended June 30, 2003.

     Interest Expense: Interest expense for the nine months ended June 30, 2004 and June 30, 2003, respectively, were $857,575 and $726,223. This increase of $131,352 or 18.1% resulted from an increase in subordinated loans and company borrowings.

     Net Revenues: As a result of the foregoing, for the nine months ended June 30, 2004 total net revenues were $7,222,277 compared to $11,690,851 for the nine months ended June 30, 2003, a decrease of $4,468,574 or 38.2%. Customers in the United States generated the majority of revenues and no single customer or group of customers accounted for 10% or more of our revenues.

     EXPENSES. Total expenses for the nine months ended June 30, 2004 were $9,780,030, a decrease of $7,911,605 or 44.7%, compared to total expenses of $17,691,635 for the nine months ended June 30, 2003. Components of the decrease in expenses are as follows:

     Commissions, Floor Brokerage and Clearing Charges: For the nine months ended June 30, 2004 and June 30, 2003 we incurred $3,508,842 and $4,213,913 of
Commissions, Floor Brokerage and Clearing Charges, respectively. This $705,071, or 16.7%, decrease in costs represents favorable cost reductions and reductions proprietary trading activity.

     Employee Compensation and Related Costs: Employee Compensation and Related Costs of $3,224,087 for the nine months ended June 30, 2004 reflects a 49.0% decrease as compared to $6,326,377 incurred during the nine months ended June 30, 2003. This $3,102,290 decrease is attributable to both the reduction in the number of employees and to lower compensation paid to the proprietary trading division.

     Communications: Communications expense for the nine month ended June 30, 2004 amounted to $363,115, a 64.2% decrease compared to $1,014,473 for the nine month period ended June 30, 2003. This $651,358 decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

     Business Development: Our Business Development costs decreased $109,689 to $88,579 for the nine months ended June 30, 2004 from $198,268 for the nine months ended June 30, 2003. This 55.3% decrease was due to reducing advertising costs and less travel expense for marketing purposes.

     Professional Services: Professional Services primarily consists of legal and accounting costs in addition to the cost of external administrative consultants. For the nine months ended June 30, 2004, our professional services amounted to $440,832 compared to $1,371,860 for the nine months ending June 30, 2003, representing a decrease of $931,028 or 67.9%. This decrease was primarily the result of reduced audit and legal fees and a favorable settlement of an outstanding balance with former legal counsel.

     Occupancy and Equipment: The costs for Occupancy and Equipment for the nine months ended June 30, 2004 were $869,290 a decrease of $952,535 or 52.3% compared to $1,821,825 for the nine months ended June 30, 2003. Such costs, primarily consisting of lease costs for both office space and equipment, have decreased due to terminated leases as part of our overall cost cutting initiatives.

     Depreciation and Amortization: Depreciation and Amortization decreased by $847,297 or 77.2% when comparing $250,765 for the nine months ended June 30, 2004 to $1,098,062 for the nine months ended June 30, 2003, primarily due to the disposal of assets subject to such depreciation and amortization.

     Other Expenses: For the nine months ended June 30, 2004, we incurred $423,842 of Other Expenses, as compared to $1,562,570 for the nine months ended June 30, 2003. Other expenses decreased by 72.9% or $1,138,728 primarily due to the holders of our Series A Preferred Stock waiving rights to penalties and our overall cost cutting initiatives.

     Loss on Investments: For the nine months ended June 30, 2003, we incurred a loss on investment of $84,287 from the sale of stock received in connection with the sale of proprietary technology formerly owned by the Company.

     Preferred Stock Dividends: For the nine months ended June 30, 2004, we did not incur any Preferred Stock Dividends, as compared to $252,000 for the nine months period ended June 30, 2003. On June 1, 2003, the Holders of the Preferred Stock waived their rights to dividends through May 31, 2004.

     Abandonment of Leasehold Improvements: In connection with Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York. NY, for the nine months ended June 30, 2004, the Company abandoned leasehold improvements with a net book value of $1,407,218 which was partially offset by a write-off of deferred rent incentives of $796,540, resulting in a net expense of $610,678.

     Net Loss: As a result of the fore-mentioned factors, our Net Loss decreased by 59.1%, comparing $2,557,753 for the nine months ended June 30, 2004 to $6,252,784 for the nine months ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash utilized in operating activities during the nine months ended June 30, 2004 was $658,069, as compared to cash provided by operating activities of $34,540 for the nine months ended June 30, 2003. Cash was principally used to fund the net loss of $2,557,753, net of non-cash items including depreciation and amortization of $250,765, abandonment of leasehold improvements of $1,407,218, debt discount in connection with issuance of warrants of $136,862, financing charge in connection with common stock issued with notes payable of $87,500, minority interest applicable to LLC Class B member of $32,950 write-off of deferred rent incentives of $796,540 and non-cash compensation/service costs of $13,996. In addition, cash was provided by decreases in receivable from clearing brokers of $45,992, securities owned of $1,309,145, loans receivable from related party of $14,500, and security deposits of $30,000 and an increase in accounts payable and accrued liabilities of $1,100,790. Cash was used by a decrease in other assets of $41,817 and increases in payable to clearing broker of $1,597,767, securities sold, not yet purchased of $28,010.

     Cash provided by financing activities was $928,852 during the nine months ended June 30, 2004 compared to cash used in the amount of $235,038 during the nine months ended June 30, 2003. Cash provided by financing activities during the nine months ended June 30, 2004, principally consisted of proceeds from notes payable of $2,338,620 and proceeds from secured demand note receivable of $585,232 offset by repayments of notes payable of $125,000, notes payable - other of $1,825,000 and capital distribution to LLC Class B members of $45,000.

     The Company has continued to lower expenses by reducing headcount and eliminating other non-essential expenses through its cost-cutting initiatives.

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

ITEM 4. CONTROLS AND PROCEDURES

     During the quarter, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Our principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expires in June 2009. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 and the landlord is seeking a money judgment for all rent arrears (a provision has been provided in the financial statements).

     We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group, Inc., Supreme Court of the State of New York, County of Nassau, Index No. 012082/02, filed on July 10, 2002. This is an action for unpaid wages seeking $28,658, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 (a provision has been provided in the financial statements) over an installment basis of eight
(8) months. A.B. Watley Group Inc. has paid $11,152 towards the settlement and is in default of its settlement agreement.

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

     We are respondent in an  arbitration  titled Sean MacDonald and Adam Silver
v. A.B. Watley, Inc., NASD Arbitration No. 03-02644. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against the Company on March 20, 2003. This action seeks unspecified damages for improper margin sell-outs by A.B. Watley, Inc. A.B. Watley, Inc. denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities laws. In addition, A.B. Watley, Inc. has asserted a counterclaim to recover the margin debt left by Claimants. A hearing on this matter was held on June 29, 2004 in Boston Massachusetts. A.B. Watley, Inc. is awaiting a decision.

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

     We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. In the Office of Dispute Resolution for the NASD, Claimants filed this Statement of Claim against A.B. Watley, Inc. This action, which was filed on August 7, 2002, seeks actual damages, consisting of unpaid commissions in the amount of $147,000 (a provision has been provided in the financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaim in the amount of $600,000 for breaches of contract and fiduciary duties. A hearing in this matter has not yet been scheduled. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

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

     We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. On December 11, 2002, Plaintiff filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 (a provision has been provided in financial statements) plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584, over an installment basis. Currently, A.B. Watley Group Inc. is in default of the settlement agreement.

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

     We are defendant in an action titled Sprint Communication v. A.B. Watley, Inc., United States District Court, Southern District of New York, Index No. 03 CV 6926. Plaintiff filed a Complaint against A.B. Watley, Inc. on September 9, 2003 alleging breach of contract seeking damages of $20,000 (a provision has been provided in the financial statements) plus costs, disbursements, and attorneys' fees. The parties have settled this matter for $10,000 on an installment basis over four months. A.B. Watley, Inc. has paid $7,500 towards this settlement and is in default of its settlement agreement.

     We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02, filed November 13, 2002. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 (a provision has been provided in the financial statements) plus interest accrued thereon. Plaintiff has filed a motion of for summary judgment on his claims. On or about April 23, 2004 the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years. The Company has paid $36,000 towards the settlement and is in default of its settlement agreement.

     We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group, Inc., Supreme Court of New York, County of New York, Index No. 600276/02, filed November 12, 2003. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a Judgment in the amount of $295,857, less any payments made by A.B. Watley Group Inc., and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for A.B. Watley Group Inc. A.B. Watley Group Inc. has paid $75,000 towards the Judgment. On December 17, 2003, Plaintiff issued A.B. Watley Group Inc. a Notice of Default under the Agreement, which A.B. Watley Group Inc. has failed to cure. Under the Agreement,

Plaintiff may execute on the outstanding balance of the Judgment in the amount of $169,917, (a provision has been provided in the financial statements) without further notice to A.B. Watley Group Inc. Plaintiff has taken efforts to seek information to collect upon the judgment.

     We are defendant in an action titled A.B. Watley Group, LLC/ Martinez/ 2-4173-03-036 Section 806 Sarbanes-Oxley Act of 2002, filed June 18, 2003. On July 11, 2003, the U.S. Department of Labor ("DOL") gave A.B. Watley Group Inc. ("ABW Group") notice that John Martinez, a former Financial and Operations Principal for the Company, had filed a Complaint against the ABW Group under
Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). The Complaint alleges that ABW Group terminated Mr. Martinez in violation of the Act for raising net-capital issues with the National Association of Securities Dealers, Inc. - a private self-regulatory organization. The Complaint seeks: (i) Mr. Martinez' base pay (at the annual rate of $150,000 per annum) for the period from March 14, 2003 through April 7, 2003; (ii) the difference between his current base pay with his new employer ($130,000) and his base pay at the Company for a reasonable period of time; (iii) relocation costs incurred in obtaining new employment in Baltimore, Maryland; (iv) litigation costs; (v) his commuting costs during the time period April 7, 2003 until the unspecified time of his relocation in Baltimore, Maryland; (vi) interest on the monies due him; and
(vii) any additional compensation deemed appropriate by the DOL. On July 30, 2003, ABW Group responded to the complaint and submitted its response and evidentiary materials to the DOL. The Response denies all liability and raised several defenses to the Complaint. On March 9, 2004, the DOL gave notice that it had completed its investigation and dismissed the complaint. Mr. Martinez subsequently requested a hearing on the determinations made by the DOL. The DOL has scheduled a formal hearing on the merits of Mr. Martinez' complaint for August 17, 2004. The Company intends to vigorously defend this matter.

     We are respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group, Inc., (JAMS Arbitration, Reference # 1410003356). On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644 (a provision has been provided in the financial statements). On January 26, 2004, the Company submitted its Answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one Claimant's claims and the Company's statue of limitations defense. The briefs are pending before the Arbitrator. On April 28, 2004, JAMS informed the parties that the Arbitrator had resigned due to illness. A new Arbitrator has not yet assigned to the matter. The Company intends to continue to vigorously defend the matter.

     We are respondent in an arbitration titled Darren Kirsch v. A.B. Watley, Inc. NASD Arbitration No. 03-08772. In the Office of Dispute Resolution for the NASD, Claimant filed this Statement of Claim against A.B. Watley, Inc. on December 5, 2003, claiming breach of contract in the amount of $8,800 plus costs, disbursements and reasonable attorney's fees. A.B. Watley, Inc. filed an answer on February 4, 2004. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. Pre-hearing discovery is still being conducted and there is currently a hearing scheduled for August 17-18, 2004 in New York, New York.

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

     In July 2004, the Company sold 5,000,000 shares of common stock for $2,000,000 in a private placement transaction. The Company has received approximately $500,000 towards the purchase of the shares, with the remaining balance to be received in quarterly installments through April 1, 2005. The sales made pursuant to the private placement offering were private transactions without registration in reliance on the exemption provided by Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as amended.

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

                    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


              By:       /s/ STEVEN MALIN
                        ----------------
                        Chairman of the Board and Principal Executive Officer Steven Malin
                        Dated:  August  13, 2004

              By:       /s/ ROBERT MALIN
                        ----------------
                        Vice-Chairman, Principal Financial Officer and Director Robert Malin
                        Dated:  August 13, 2004