Form 10KSB
period 2004-09-30
WATLEY A B GROUP INC
filed 2004-12-28
CIK 1035632

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   (Mark One)

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2004

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

     Commission file number             1-14897
                           -----------------------------------------------

                             A.B. WATLEY GROUP INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                     13-3911867
       -------------------------                           ------------
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                    Identification No.)

      90 Park Avenue, New York, NY                              10016
     ------------------------------                          -----------
  (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:          (212) 500-6500
                           -----------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----------------
Name of each Exchange on Which Registered:  None
                                            ------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
                                                   Common Stock, $.001 par value
                                                   -----------------------------

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year. $9,515,055

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days.

      As of December 15, 2004 there were 8,965,452 issued and outstanding shares of our common stock, $.001 par value, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 15, 2004 was $1,344,818 based on the average closing bid and asked price of our common stock on December 15, 2004, which was $.15 per share.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,462,138 shares as of December 15, 2004.

      Transitional Small Business Disclosure Format (check one):

      Yes             No    X
         ----------     ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                                TABLE OF CONTENTS
Item Number and Caption                                                     Page

Forward Looking Statements .................................................   3

PART 1

    Item 1.  Description of Business .......................................   3

    Item 2:  Description of Property .......................................  17

    Item 3.  Legal Proceedings .............................................  17

    Item 4.  Submission of Matters to Vote of Security Holders .............  21

PART II

    Item 5.  Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities...........  21

    Item 6.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  29

    Item 7.  Financial Statements ..........................................  34

    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ...........................  53

    Item 8A.  Controls and Procedure .......................................  53

    Item 8B.  Other Information ............................................  53

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Person;
             Compliance with Section 16(a) of the Exchange Act .............  53

    Item 10. Executive Compensation ........................................  55

    Item 11. Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters ....................  57

    Item 12. Certain Relationships and Related Transactions ................  60

    Item 13. Exhibits, List and Reports on Form 8-K ........................  62

    Item 14. Principal Accountant Fees and Services ........................  65

                           FORWARD-LOOKING STATEMENTS

      Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business". You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

General

A.B. Watley Group Inc. (the "Company, "we", or "us") is a publicly-held financial services holding company incorporated in the state of Delaware on May 15, 1996. We presently conduct our business activities primarily through our subsidiary A.B. Watley Direct, Inc. ("Direct"). Direct is a U.S. registered broker-dealer that engages in direct-access and web-based online trading for retail customers. Direct also provides execution services for institutional customers. A former operating subsidiary, A.B. Watley, Inc., also a U.S. registered broker-dealer, ceased operations in January 2004. In February 2004, A.B. Watley, Inc. withdrew its registration as a broker-dealer. Another former operating subsidiary, A.B. Watley Futures, Inc., an introducing broker-dealer registered with the National Futures Association which conducted futures trading activity for customers, was sold by us on June 30, 2004.

As of December 20, 2004, Direct had approximately 3,300 customers. We have historically devoted significant resources to the development of proprietary software. However, in July 2002, our business activities were reorganized and we sold our software programs know as Ultimate Trader and Watley Trader, including all related intellectual property rights, to a subsidiary of one of our clearing brokers. We no longer consider software licensing to be a core revenue source. The sale of the software programs provided us with working capital and reduced our expense base. Pursuant to the terms of the sale, we maintain a perpetual, non-exclusive license to use and sublicense the software.

To respond to our liquidity and capital resource needs, we have instituted various cost cutting initiatives and raised additional capital. Our cost cutting initiatives include reductions in workforce, reductions in capital expenditures and renegotiation of clearing corporation agreements at more favorable rates.

On-Site Acquisition

On October 1, 2001, we acquired the customer lists and certain other assets of On-Site Trading, Inc. ("On-Site") and assumed up to $1.8 million in liabilities. This acquisition included On-Site's client base including 1,700 accounts representing client assets (account balances and securities) of $84 million, On-Site Trading LLC (the "LLC"), two branches owned by On-Site, and agreements with 12 non-business branch locations. LLC, a broker-dealer subsidiary (the proprietary trading business) was subsequently renamed ABW Trading, LLC. We acquired these assets for 1.875 million shares of our common stock. In connection with the acquisition of On-Site, we also assumed up to $1.8 million in liabilities of On-Site owed to the Class B Members of the LLC. We reclaimed 175,000 shares of common stock in connection with the On-Site acquisition and assumed additional obligations of $1,050,000 in excess of the $1,800,000 that we had originally agreed to assume.

The LLC was formed as a means for registered professionals to engage in proprietary trading utilizing the LLC's funds. Such registered professionals were Class B members of the LLC, while we were the Class A member. The LLC was a registered broker-dealer and a member of the Philadelphia Stock Exchange, operated in 12 states and engaged exclusively in proprietary trading and did not conduct business with the public. An initial capital contribution was required to become a Class B member. On May 9, 2002, we notified the Class B members that we had elected to cease the proprietary trading business as a result of declining revenues. We continued to operate the On-Site retail business, however the customer base had deteriorated significantly since the acquisition and revenues from operations had declined. Management believes that the deterioration was attributable to many factors including weakening market conditions, as well as the loss and closing of branch operations. On June 18, 2002, the LLC withdrew its broker dealer registration and ceased trading activities.

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

Our services are delivered to our customers through Ultimate Trader, a client server direct access software application and Watley Trader, a web-based direct-access platform. Benefits of the products for the retail market include:

o  Direct Access to Exchanges & ECNs    Allows      investors     to     execute
                                        independently   of  third  party  market
                                        makers  for more  efficient  executions.
                                        Provides   ability  to  act  as  "market
                                        maker"   on   par   with   institutional
                                        traders.

o  Order Routing Discretion             Enables investors to actively  determine
                                        venue for order execution among variety of alternatives (Island, Instinet, other
                                        ECNs,  NASDAQ,  specific  market makers,
                                        NYSE DOT, our Company block trade desk).
                                        Provides critical added ability to trade at the best price.

o  NASDAQ Level II Data                 Enables  access  to  complete  range  of
                                        bid/ask, volume and market depth for variety of execution markets.

o  Realtime Data Analytics              Provides best  available  retail package
                                        of real  time,  streaming  market  data,
                                        charts  and  technical  analysis.   This
                                        suite  of  content  includes   intra-day
                                        charting,   a  variety   of   analytical
                                        studies  (e.g.,  RSI,  moving  averages,
                                        MACD),  time  and  sales,  option  quote
                                        chains, regional exchange quotes and news.

o  High Utilization Capacity            Affords access to technology platform by
                                        entire   client  base  on   simultaneous
                                        basis.  Critical given  consistent  high
                                        level  of  concurrent   utilization  and
                                        spikes in utilization due to highly volatile market movements and shifts in market liquidity.

Client Services

Client services for all levels of our online services, including trading, administrative, and technical support, are among our highest priorities. Based on our experience in the industry and based on client feedback, providing an effective client service team to handle client needs is critical to our success. Our client service department helps clients get online, handles product and services inquiries and addresses all brokerage and technical questions. The
client  service   department  also  conducts   various  surveys  to  verify  the
satisfaction of our clients and to learn more about client preferences and requirements.

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

Account Security

We use a combination of proprietary and industry standard security measures to protect our clients` assets. Clients are assigned unique account numbers, user identifications and passwords that must be used each time they log on to the system. In accordance with standard industry practices, telephone orders require authentication via personal identification number/password and/or other personal information. In addition, the trade processing system we use is designed to compare our accounts database with the clearing firm's account information on a daily basis to detect any discrepancies.

We rely on encryption and authentication technology, including public key cryptography technology licensed from other parties, to provide the security and authentication necessary to effect the secure exchange of information.

Proprietary Trading

Prior to February 2004, we took proprietary positions through the trading of U.S. equities in an attempt to realize gains. Our proprietary trading activities required the commitment of capital and created an opportunity for profits and risk of loss due to trading strategies and market fluctuations. We ceased all proprietary trading activity in January 2004.

Institutional Sales

Our institutional sales and trading desk specializes in facilitating and executing large-block transactions in equity securities and servicing institutional clients. These services are provided to clients who often require that their purchases or sales of large positions remain anonymous, with average trades ranging in the 10,000 to 100,000 share size. We match institutional buyers and sellers to minimize the impact on the market and to prevent our client's positions from being disclosed to competing firms. Our institutional sales clients primarily include hedge funds, corporations and independent funds.

Operations, Clearing and Order Processing

We do not hold client funds or securities, nor do we generally execute and directly process either our own or our clients` securities transactions. Since October 1996, we have cleared all transactions for retail clients, on a fully disclosed basis, with Penson Financial Services, Inc. ("Penson"). Institutional accounts are cleared through Sterne Agee Capital Markets, Inc. ("Sterne")

Our agreements with such clearing brokers provide that the clearing brokers process all securities transactions for our account and the accounts of our clients for a fee. Services of the clearing brokers include billing and credit control and receipt, custody and delivery of securities, for which we pay a per ticket charge. We have agreed to indemnify our clearing brokers for losses they may sustain from customer accounts introduced by us, which could be material in amount. Our clearing agreements may be terminated by either party, upon 60 days written notice for Penson, and 120 days written notice for Sterne. We depend on the operational capacity and the ability of the clearing brokers for the orderly processing of transactions. As a result of engaging the processing services of clearing brokers, we are exempt from certain reserve requirements imposed by federal securities laws.

Clients' securities transactions are effected on either a cash or margin basis. In connection with margin transactions, credit is extended by the clearing broker to a client, collateralized by securities and cash in the client's account, for a portion of the purchase price. The client is charged interest by the clearing broker for margin financing. We receive a portion of such interest from the clearing brokers.

Margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System. Margin lending subjects us to the risk of a market decline that would reduce the value of the collateral below the client's indebtedness before the collateral can be sold. Under applicable rules, in the event of a decline in the market value of the securities in a margin account, the client is required to deposit additional securities or cash in the account.

Marketing and Advertising

In connection with our cost-cutting initiatives, we have significantly reduced our marketing and advertising expenditures.

Competition

The market for electronic brokerage services is highly competitive and rapidly changing. We believe that we compete on the basis of speed of order execution, processing and confirmation, quality of client service, ease of use, amount and timeliness of information provided, price and reliability of the trading systems which we utilize. Our competitors may have greater financial, technical and marketing resources than us. We expect that our ability to compete will be affected by our ability to introduce new services and enhancements to existing services into the market on a timely basis.

We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Securities LLC.; Charles Schwab & Co., Inc.; TD Waterhouse Investor Services, Inc.; Fidelity Brokerage Services LLC; and Ameritrade, Inc. We also face competition for clients from full commission brokerage firms.

Securities Regulation

Direct is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and National Association of Securities Dealers ("NASD") and licensed in the states in which it does business. Direct is licensed in forty-seven (47) states with approvals pending in Alabama, Nebraska and New Hampshire.

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

In addition, significant changes in Direct's current business or practices, require NASD and other regulatory approval.

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

All marketing activities by Direct are regulated by the NASD. The NASD can impose penalties, including censure, fine, suspension of all advertising, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer and its officers or employees for violations of the NASD`s advertising regulations.

Net Capital Requirements

The SEC, NASD and various other regulatory agencies have stringent rules requiring the maintenance of specific levels of net capital by securities brokers, including the SEC`s Uniform Net Capital Rule which governs Direct. Net capital is defined as assets minus liabilities, plus other allowable credits and qualifying subordinated borrowings less mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing other assets, such as a firm`s positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of adverse market movement prior to disposition.

If Direct fails to maintain the required net capital, Direct may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies, which ultimately could require Direct's liquidation. In addition, a change in the net capital rules, the imposition of new rules, a significant operating loss, or any unusually large charge against net capital could limit our operations that require the intensive use of capital and could limit our ability to expand our business. The net capital rules also could restrict our ability to withdraw capital from Direct, which could limit our ability to pay dividends, repay debt and repurchase shares of our outstanding stock.

Personnel

As of December 20, 2004 we employed a total of 14 persons, of whom 2 are engaged in executive management, 2 are engaged in information technology, 5 are engaged in client services and 2 are engaged in sales and marketing. The other 3 employees perform administrative and back office work. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions. During the fiscal years ended September 30, 2004 and 2003 we completed a reduction in our work force.

Our registered representatives are required to take examinations administered by the NASD and state authorities to be qualified to transact business, and are required to enter into agreements with us obligating them to adhere to our supervisory procedures. Our agreements with registered representatives do not obligate these representatives to be associated with us for any length of time.

Financing Transactions

In July 2004, holders of 70 shares of our Series A Redeemable Convertible Preferred Stock exchanged their preferred stock including dividends and interest for warrants to purchase 780,342 shares of our common stock. The exercise price for each of the common shares to be received upon exercise of the warrants is $.01. The warrants have a term of 10 years and expire in June 2014.

In July 2004, we sold 5,000,000 shares of common stock for $2,000,000 in a private placement transaction. As at December 20, 2004 we have received $1,000,000 towards the purchase of the shares, with the remaining balance to be received in quarterly installments through April 1, 2005.

In July 2004, we and an affiliate of our clearing broker reached an agreement to exchange notes payable, including accrued interest, in the amount of $2,621,815 in return for warrants to purchase 1,000,000 shares of our common stock. The exercise price for each of the common shares to be received upon exercise of the warrants is $.19. In addition we agreed to amend an existing warrant agreement, for 1,000,000 shares of our common stock, held by the noteholder to reflect a decrease in the exercise price from $.918 to $.01. The warrants have a term of seven years.

In June 2004, certain noteholders agreed to exchange notes payable, including accrued interest, in the amount of $1,102,500 for warrants to purchase 987,771 shares of our common stock. The exercise price for each of the common shares received upon exercise of the warrants is $.01. The warrants have a term of seven years.

In June 2004, holders of 560 shares of our Series A Redeemable Convertible Preferred Stock exchanged their preferred stock for warrants to purchase 5,462,387 shares of our common stock. The exercise price for each of the common shares to be received upon exercise of the warrants is $.01. The warrants have a term of seven years and expire in June 2011.

On December 23, 2003, we borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 we repaid the $1,800,000. Subsequently, during January and February 2004, we borrowed an additional $388,620, including accrued interest, from the same third party at the rate of 20% per annum. The loan is due on demand.

On October 8, 2003, we borrowed $150,000 from a third party lender at the rate of 12% per annum and issued 250,000 shares of our common stock, which represented a finance charge of $87,500. The loan was payable in fourteen equal monthly installments. As of April 30, 2004, we repaid the loan, and accrued interest, through $21,000 in cash payments and offset $139,150 against commissions owed to us by the lender.

On January 15, 2003, we entered into a Secured Demand Note Collateral Agreement (the "SDN"), whereby a subordinated lender agreed to deposit $5,000,000 worth of collateral in accounts to be held by us to secure a subordinated loan for the same amount. The loan, which bore interest at the rate of 7% per annum, had been approved by the NASD and was included for the purposes of computing net capital under Rule 15c3-1. During the term of the SDN, we liquidated approximately $2.4 million of the SDN Collateral. This cash was used by us to support our operations. In connection with the SDN, we issued warrants to the lender to purchase 500,000 shares of our common stock at a price of $.75 per share at any time through January 15, 2008. In March 2004, the holder of the SDN (the "Noteholder") demanded repayment of the note and commenced arbitration proceedings. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million of principal and interest (which was repaid in April 2004) of the $5 million outstanding principal balance of the secured demand note. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement, including making payment on the balance of the note. As of December 20, 2004, $2,441,260 in principal remained due and outstanding on the note. (See "Legal Proceedings").

In July 2002, we sold our software programs known as Ultimate Trader and Watley Trader, including all related intellectual property, to a subsidiary of one of our clearing brokers. In consideration for the software, our clearing broker agreed to forgive $2,716,720 (including interest of $566,720) of indebtedness owed by us to the clearing broker.

In April 2002, we granted a non-exclusive perpetual license of our proprietary software to E*Trade for a one time-time flat fee of $5,000,000, which was payable in cash ($2.6 million) and E*Trade stock ($2.4 million). The E*Trade stock was subsequently sold for cash.

In March 2002, one of the holders of our Preferred Stock led a group that granted a line of credit of $4,200,000 to us. Borrowings under the line of credit are payable on demand with interest payable at 10%. The proceeds of the loans were used for working capital. Additionally, one member of the group was granted warrants to purchase 1,000,000 shares of our common stock at an exercise price of $.918 a share in connection with the loan facility and a consultant retained by a member of the group was also granted warrants to purchase 50,000 shares of our common stock at an exercise price of $.918 a share. The fair value of the warrants were amortized and recorded as interest expense.

In February 2002, we borrowed $200,000 from a former officer of ours, due on demand. We also borrowed $500,000 from the same party in October 2001. Interest of 10% was payable on both loans. As of December 20, 2004, we have made approximately $75,000 in payments to the former officer.

In February 2002, we borrowed $200,000 from a third party with interest payable thereon at 10%. During fiscal 2003, the loan was repaid in full.

On November 29, 2001, we entered into a Series A Convertible Preferred Purchase Agreement whereby we issued 630 shares of Series A Convertible Preferred Stock, par value $.01 ("Preferred Stock") in a private placement in which we raised $6,300,000 on an aggregate basis. Each share was convertible into 3,390 shares of our common stock at an exercise price of $2.95 per share. The purchasers of the Preferred Stock also were issued warrants, expiring in 5 years from the date of issuance, to purchase an additional 1,629,069 shares of our common stock at an exercise price of $2.95. Pursuant to the Purchase Agreement and the Registration Rights Agreement (the "Registration Agreement"), we were required to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission registering for resale the 2,135,700 shares of common stock issuable upon the conversion of the shares of Preferred Stock, and the 1,629,069 upon the exercise of the related warrants. We were unable to file the Registration Statement within the required time frame. As a result, we were in default of the Purchase Agreement and the Registration Agreement. A penalty of 2% of the liquidation preference value of the Preferred Stock for each thirty-day period accrued to each holder of Preferred Stock and was added to the liquidation preference amount until cured. As of June 30, 2003 the holders of the Preferred Stock executed an agreement which waived their rights to all penalties through July 31, 2004. Penalties accrued through June 30, 2003 in the amount of $1,070,593 were reversed and recorded as additional paid in capital. During June and July 2004 all of the outstanding Preferred Stock and accumulated dividends were exchanged for warrants.

Investment Considerations and Risk Factors

The following risk factors should be carefully considered when evaluating us and considering an investment in our securities.

IF WE ARE UNABLE TO CONTINUE COST CUTTING AND REVENUE GENERATION INITIATIVES, ENTER INTO A STRATEGIC BUSINESS COMBINATION OR OBTAIN ADDITIONAL FUNDING SOURCES AT ACCEPTABLE TERMS, OUR ABILITY TO OPERATE OUR BUSINESS WILL BE SIGNIFICANTLY DIMINISHED.

We are implementing cost cutting and revenue generation initiatives, and exploring strategic business combinations. We also will need to find additional funding sources at rates and terms acceptable to us to meet our anticipated capital and liquidity needs. To the extent that capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. If we are unable to obtain such financing, make sufficient improvement in our operating results or find a strategic partner our ability to operate our business will be significantly diminished.

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

WE MAY NOT BE ABLE TO ADAPT WITH RAPID TECHNOLOGICAL  CHANGE IN A COST EFFECTIVE
MANNER,  WHICH  COULD  MATERIALLY  ADVERSELY  IMPACT  OUR  BUSINESS,   FINANCIAL
CONDITION AND OPERATING RESULTS.

Traditional and online financial services businesses are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements and evolving industry standards. Our future success will depend on our ability to enhance our existing services and products. We must also develop new services and products that address the increasingly sophisticated and varied needs of our customers and prospective customers. We must respond to technological advances and evolving industry standards and practices on a timely and cost-effective basis. The development and enhancement of services and products entails significant technical and financial risks. We may fail to

      o     use new technologies effectively;

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

      o     other regulatory and self-regulatory organizations; and

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

Direct is presently in compliance with its net capital requirements. There can be no assurance, however, that it will not fall below minimum net capital requirements in the future.

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

OUR FUTURE SUCCESS IS DEPENDENT ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR KEY EMPLOYEES AND OUR ABILITY TO ATTRACT AND RETAIN SKILLED PERSONNEL. THE LOSS OF ANY OF OUR KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

We believe that our success depends to a significant extent on the efforts and abilities of certain of our management personnel, in particular those of Steve Malin, our Chairman, and Robert Malin, our Vice Chairman. The loss of either of these persons could have a material adverse effect on our business, prospects, operating results, and financial condition. We do not presently have key man life insurance policies and do not intend to obtain any unless required to do so under future financing arrangements. There can be no assurance that such policies will be available to us on commercially reasonable terms, if at all. Additionally, our ability to realize our business plan could be jeopardized if any members of our senior management become incapable of fulfilling their obligations to us and a capable successor is not found on a timely basis. There can however be no assurance that, in such event, we will be able to locate and retain a capable successor to any member of management.

OUR COMPETITORS HAVE GREATER FINANCIAL AND HUMAN RESOURCES THAN WE DO. THIS MAY GIVE THEM A COMPETITIVE ADVANTAGE.

The market for electronic brokerage services is highly competitive and rapidly changing. We believe that we compete on the basis of speed of order execution, processing and confirmation, quality of client service, ease of use, amount and timeliness of information provided, price and reliability of the trading systems which we utilize. Our competitors may have greater financial, technical and marketing resources than we do. We expect that our ability to compete will be affected by our ability to introduce new services and enhancements to existing services into the market on a timely basis.

We believe our competition consists of large and small brokerage firms utilizing the Internet to transact retail brokerage business. Among these competitors are E*TRADE Securities LLC.; Charles Schwab & Co., Inc.; TD Waterhouse Investor Services, Inc.; Fidelity Brokerage Services LLC; and Ameritrade, Inc.; We also face competition for clients from full commission brokerage firms.

WE DO NOT  INTEND TO PAY  DIVIDENDS  ON OUR  COMMON  STOCK  FOR THE  FORESEEABLE
FUTURE.

We have never paid any cash dividends on our common stock, nor do we contemplate or anticipate paying any dividends upon our common stock in the foreseeable future.

WE NEED ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE AND, IF AVAILABLE, MIGHT ONLY BE AVAILABLE ON UNFAVORABLE TERMS.

We have principally funded our operations through sales of our equity securities and loans from affiliated parties. We expect to raise funds in the future through sales of our debt or equity securities and through loans until such time, if ever, as we are able to operate profitably. There can be no assurance given that we will be able to obtain funds in such manner or on terms that are beneficial to us. Our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We incurred a net loss of $4,536,109 for the year ended September 30, 2004. As at September 30, 2004, we had an accumulated deficit in the aggregate amount of $74,143,583. We expect to incur additional operating losses for the foreseeable future unless and until we are able to establish profitable business operations. If we fail to do so and continue to incur losses the price of our common stock can be expected to fall.

WE RECEIVED AN OPINION FROM OUR AUDITOR WHICH RAISES DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The  Report of our  Independent  Registered  Public  Accounting  Firm,  Marcum &
Kliegman LLP, dated December 3, 2004 contains an explanatory paragraph respecting our ability to continue as a going concern. We will require additional funds in the future, and there can be no assurance that any Report of an Independent Registered Public Accounting Firm on our future financial statements will not include a similar explanatory paragraph if we are unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of our operations. The existence of the explanatory paragraph may materially adversely affect our relationship with prospective customers and suppliers, and therefore could have a material adverse effect on our business, financial condition and results of operations.

SALES OF SHARES ELIGIBLE FOR FUTURE SALE COULD DEPRESS THE MARKET PRICE FOR OUR COMMON STOCK.

We presently have issued and outstanding 20,462,138 shares of our common stock, options to purchase 9,535,250 shares of our common stock at an average exercise price of $.23 per share, and warrants to purchase 12,708,675 shares of our common stock at an average exercise price of $.29 per share. With the exception of shares held by affiliates which may be subject to resale limitations, most of our issued and outstanding shares of common stock are eligible to be sold at any time. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. UNLESS SUCH MARKET IS EXPANDED YOU MAY HAVE DIFFICULTY SELLING SHARES OF OUR COMMON STOCK.

Presently, there is only a limited and sporadic public market for our common stock. There can be no assurance that an active and more reliable public market will develop in the future or, if developed, that such market will be sustained. Purchasers of shares of our common stock may, therefore, have difficulty in reselling such shares. As a result, investors may find it impossible to liquidate their investment in us should they desire to do so. Our common stock is currently traded in the over-the-counter market and quoted on the Bulletin Board. Accordingly an investor may find it more difficult to dispose of or to obtain accurate quotations of prices for our common stock than would be the case if our common stock were quoted on Nasdaq or an exchange. Irrespective of where our common stock is traded, there can be no assurance that the public market for our common stock will become more active or liquid in the future.

Market transactions in our common stock are subject to the "Penny Stock Rules" of the Securities and Exchange Act of 1934, which are discussed in more detail, below. These rules could make it difficult to trade our common stock because compliance with them can delay or preclude certain trading transactions. This could have an adverse effect on the ability of an investor to sell any shares of our common stock.

THE PENNY STOCK RULES APPLY TO OUR COMMON STOCK. THIS MAY MAKE IT MORE DIFFICULT FOR HOLDERS OF OUR COMMON STOCK TO RESELL THEIR SHARES.

At the present time our common stock is trading on the OTC Bulletin Board. Although dealer prices for our common stock are listed on the OTC Bulletin Board, trading in our common stock has been sporadic and limited.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock". Commission regulations generally define a penny stock to be an equity security that has a market price of less that $5.00 per share and is not listed on Nasdaq or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934 (the "34 Act"). The current market price of our common stock is substantially less that $5 per share and such stock can, for at least the foreseeable future, be expected to continue to trade in the over-the-counter market at a per share market price of substantially less than $5. Accordingly, any broker-dealer sales of our shares will be subject to the Penny Stock Rules. These Rules affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market.

The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell securities to persons other than their established customers or "Accredited Investors." Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating to the penny stock market. Finally, monthly statements have to be sent to any holder of such penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, for so long as the Penny Stock Rules are applicable to our common stock, it may be difficult to trade such stock because compliance with such Rules can delay or preclude certain trading transactions. This could have an adverse effect on the liquidity and price of our common stock.

OUR COMMON STOCK HAS EXPERIENCED, AND IS EXPECTED TO EXPERIENCE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK OF LOSS TO PERSONS OWNING OUR COMMON STOCK.

Due to the limited trading market for our common stock, and because of the possible price volatility, investors may not be able to sell their Company shares when they desire to do so. Through the twelve months ended September 30, 2004, our stock price ranged from a high of $.45 to a low of $.13 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

                         ITEM 2. DESCRIPTION OF PROPERTY

Until June 30, 2004 our principal offices were located at 40 Wall Street, New York, NY, where we occupied approximately 28,500 square feet at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space was set to expire in June 2009. On January 16, 2003, we entered into a sixteen-month lease agreement for approximately 2,750 square feet in San Francisco, California, at an annual cost of $114,000. This lease agreement was terminated as of November 30, 2003. On December 15, 2002, we entered into an eighteen-month lease agreement for approximately 2,568 square feet in Melville, NY, at an annual cost of $68,078. We no longer occupy the Melville property and the landlord, W.B. Wood & Co. Inc., has obtained a judgment in the amount of $17,019 against us. Accordingly, the Melville lease has been terminated. See Item 3 "Legal Proceedings".

Our landlord at the 40 Wall Street location, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against us. Both proceedings have been settled whereby we vacated a portion of the premises in March 2004 and vacated the remaining portion of the premises in June 2004. The landlord reserved the right to seek a money judgment for all rent arrears (a provision has been provided for in our consolidated financial statements) after we vacated the premises. See Item 3 "Legal Proceedings".

We presently occupy approximately 8,500 square feet at 90 Park Avenue, 26th Floor, New York, NY 10016 pursuant to an arrangement we have with RFM Advisors, LLC, the lessee of the space. The term of the lease expires on May 31, 2014. RFM Advisors LLC is a New York limited liability corporation owned by Robert and Steven Malin. AB Watley Direct Inc. has guaranteed the full and timely performance of all obligations of RFM Advisors LLC under the lease. The lease provides for the payment of an annual base rental, together with lessee's proportionate share of building operating expenses including taxes. The base annual rental for years 1 through 3, 4 through 6, and 7 through 10 is $366,376, $ 411,056, and $464,672, respectively. Under the arrangement, we occupy approximately 95% of the leased space and pay a proportionate amount of the lease payments.

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

In Summer 2004, we learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on our premises. We, along with our Vice Chairman, and the Chief Compliance Officer of our subsidiary, A.B. Watley Direct, Inc., have been subpoenaed by the Commission in connection with the investigation. We have produced documents. The Chief Compliance Officer of A.B. Watley Direct, Inc. has produced documents and has provided testimony. It is anticipated that the Vice Chairman and others will provide testimony in 2005. We and our officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, we are unable to determine the outcome of the investigation.

We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 payable on an installment basis of eight (8) months (a provision has been provided for in our consolidated financial statements). We are in default of our settlement agreement.

We were a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No. 117675/02. This was a breach of contract action in connection with the lease of equipment, which sought compensatory damages of $195,356 plus interest, costs and attorney's fees (a provision has been provided for in our consolidated financial statements). In November 2004, we settled this matter for $30,000, full payment of which has been made.

Our former legal counsel, has filed a complaint against us. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus accrued interest thereon, for unpaid legal fees (a provision has been provided for in our consolidated financial statements). A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery.

We are defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has obtained a consent judgment order against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided for in our consolidated financial statements). Currently, Plaintiff is conducting post-judgment discovery.

We are respondent in an arbitration filed in or about July 2003 titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc. Claimants are seeking damages of approximately $94,800 relating to the suitability of Claimants' investments (a provision has been provided for in our consolidated financial statements). The Company denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities law. The parties have settled this matter in its entirety.

We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this claim against A.B. Watley, Inc. in August 2002 seeking damages for unpaid commissions of approximately $147,000 (a provision has been provided for in our consolidated financial statements) plus legal fees and costs in the amount of $4,025 for arbitration fees and disbursements. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaimed for $608,000 against Claimants for breach of contract and fiduciary duty. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

We are defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 plus interest accrued thereon (a provision has been provided for in our consolidated financial statements). A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584 payable on an installment basis. As of February 24, 2004 A.B. Watley Group Inc. is in default of the settlement agreement.

Our principal offices were formerly located at 40 Wall Street, New York, New York at an annual cost of approximately $920,000 per year, plus escalations. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against us. Both proceedings have been settled whereby we vacated a portion of the premises in March 2004 and the remaining portion in June 2004. We have signed a confession of judgment for $609,441 (a provision has been provided for in our consolidated financial statements) and the landlord is seeking a money judgment for all rent arrears.

Our  former  landlord,  W.B.  Wood & Co.  Inc.  filed a Notice of  Petition  for
Non-Payment against us in the District Court of the County of Suffolk for failure to pay amounts owed in connection with our lease of our Melville, New York office space. We did not respond to the action and our former landlord obtained a judgment against us in the amount of $17,019, which is presently owed (a provision has been provided for in our consolidated financial statements).

We are defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003 (a provision has been provided for in our consolidated financial statements). Plaintiff is presently conducting post-judgment discovery.

We are respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. Claimant has submitted this claim to arbitration claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A hearing had been scheduled for November 23-24, 2004 in New York, but was adjourned at the Claimants request. The NASD has not advised the parties of the rescheduled hearing date. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

We are defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. On or about April 23, 2004, the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years (a provision has been provided for in our consolidated financial statements). We have paid $42,000 of this amount. However, the parties are litigating whether we are in default of the settlement agreement.

We are defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which we consented to a judgment in the amount of $295,857, less any payments made by us, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for us. We have paid $65,000 pursuant to the Forbearance Agreement. On December 17, 2003, Plaintiff issued us a Notice of Default under the Forbearance Agreement, which we have failed to cure. Under the Forbearance Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $158,794 without further notice to us (a provision has been provided for in our consolidated financial statements). Plaintiff has made efforts to seek information to collect upon the judgment.

We were the defendant in an action titled A.B. Watley Group Inc./John Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act Complaint. On July 11, 2003, the U.S. Department of Labor ("DOL") gave us notice that John Martinez, a former officer of ours, had filed a complaint against us under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Complainant appealed. This matter was settled for $20,000, full payment of which has been made.

We were the respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group Inc., JAMS Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against us asserting a breach of contract claim in the amount of $135,644. On January 26, 2004, we submitted our answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one of Claimant's claims and our statute of limitations defense. On April 28, 2004, JAMS informed the parties the Arbitrator had resigned due to illness. A new Arbitrator was assigned to the matter, but we objected to the Arbitrator appointment. This matter was settled for $30,000, full payment of which has been made (a provision has been provided for in our consolidated financial statements).

In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable at September 30, 2004, as set forth in our consolidated financial statements, is $2,441,260. The Noteholder agreed that as long as we were not in default of any of our obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement agreement. On June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date.

We are plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. We have sued our former CEO who has filed a counterclaim against us. We are unable at this time to provide a opinion as to the likely outcome, nor the potential expense to be incurred.

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

We were the respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524. The claimant, a former employee of ours commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant sought unpaid salary and bonus, stock options, liquidated damages and punitive damages. The Parties agreed to a settlement of $75,000, which has been provided for in our consolidated financial statements and subsequently paid in full.

On December 9, 2004, A.B. Watley, Inc. was notified of an award rendered by an NASD arbitration panel against A.B. Watley, Inc. for compensatory damages in the amount of $811,927 (a provision has been provided for in our consolidated financial statements) to claimant, James B. Fellus, in the case encaptioned James B. Fellus vs. A.B. Watley, Inc. (NASD Arbitration No.: 03-05526). All other relief sought by claimant (including an award against A.B. Watley Direct, Inc. and/or A.B. Watley Group, Inc., and for attorneys fees and punitive damages) was expressly denied. The arbitration involved claims by a former employee of A.B. Watley, Inc. for alleged breach of contract (all other claims having been withdrawn by the former employee). The amount awarded presumably represented damages for alleged non-payment of contractual salary. A.B. Watley, Inc. intends to move to vacate the award by asserting, among other things, that the panel manifestly disregarded the undisputed facts and applicable, well-settled law.

We are the respondent in an action titled Dover Limited et al v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, us, our president, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. Except as set forth in this Report, we are not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which could have a material adverse effect on our business. There can be no assurance that one or more disciplinary actions, if decided adversely against us, would not have a material adverse effect on our business, financial condition and results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

          ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We currently have authorized capital stock consisting of 50,000,000 common shares, $.001 par value, of which 20,462,138 shares are issued and outstanding and 1,000,000 preferred shares, $.01 par value of which none are issued and outstanding. 690 of the preferred shares have been designated as Series A Redeemable Convertible Preferred Stock.

From August 21, 2002 until October 12, 2004 when our common stock returned to trading on Over-the-Counter Bulletin Board, our common stock traded on the pink sheets under the symbol ABWG. From April 4, 2002 through August 20, 2002 our common stock was traded on the Over-The-Counter Bulletin Board under the same symbol. From April 23, 1999 until May 19, 2000 our common stock also traded on the Boston Stock Exchange. From April 11, 2000 through April 3, 2002 our common stock traded on the NASDAQ National Market. From April 23, 1999 until April 11, 2000 our common stock traded on the NADSAQ Small Cap Market. Our common stock traded under the symbol IFSX from April 23, 1999 until September 1, 1999 when it was changed to ABWG in conjunction with our name change from Internet Financial Services, Inc. to A.B. Watley Group Inc.

The following table sets forth the range of high and low sales prices for our common stock for our last two completed fiscal years.

            Fiscal 2004:                High                  Low
          ------------------           ------                -----
          10/1/03 - 12/31/03           $0.35                 $0.15
          1/01/04 - 3/31/04            $0.37                 $0.18
          4/01/04 - 6/30/04            $0.35                 $0.19
          7/01/04 - 9/30/04            $0.27                 $0.16

             Fiscal 2003:               High                  Low
          ------------------           ------                -----
          10/1/02 - 12/31/02           $0.75                 $0.10
          1/01/03 - 3/31/03            $0.65                 $0.35
          4/01/03 - 6/30/03            $0.50                 $0.25
          7/01/03 - 9/30/03            $0.72                 $0.35

The number of record holders, exclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies, of our common stock was 111 on December 21, 2004.

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

RECENT SALES OF UNREGISTERED SECURITIES

In October 2004 we issued an aggregate of 400,000 shares of our common stock to 3 persons with respect to services rendered and a debt conversion.

Effective August 9, 2004 we reached an agreement with legal counsel, Sichenzia Ross Ference LLP ("Sichenzia") with respect to our outstanding invoice to them of approximately $141,000 (the "Outstanding Balance") as of June 30, 2004 (a provision has been provided for in our consolidated financial statements). The agreement provides for the payment of the Outstanding Balance in installments, $90,000 of which has been paid as at December 20, 2004. The remaining installments are due on or before December 31, 2004 ($10,000) and on or before January 15, 2005 ($29,364). As an alternative to the January 15, 2005 payment, we can make payment of an aggregate of $41,364 in installments over a period of four months commencing January 15, 2005. In consideration of the foregoing, we also issued an aggregate of 550,000 shares of our common stock to designated partners in Sichenzia. Sichenzia has agreed that 450,000 of such shares will be returned to us for cancellation in the event that we pay the Outstanding Balance in full and o not any time prior thereto allow the current balance die to them to exceed $30,000 for a period of more than 45 days. In the event we do not satisfy these conditions, Sichenzia can retain the 450,000 shares and apply the sale proceeds against the Outstanding Balance and any other sums then due by us to them.

Effective October 12, 2004 we retained Sichenzia to represent us in the action titled Dover Limited and Wendy Sui Cheng Yap v. A.B. Watley Inc., Robert Malin, Keith Sorrentino, John Coakley, Alain Assemi and John J. Amore (Case No.: 04 CV
7366) as filed in the United States District Court, Southern District of New York. In connection therewith, we paid Sichenzia an initial retainer of $10,000 and issued an aggregate of 1,000,000 shares of our common stock to Sichenzia. In the event we pay all Sichenzia invoices related to this matter within 30 days of issuance, the 1,000,000 shares will be returned to us for cancellation. If we fail to do so, the shares will be retained and the proceeds from sales thereof will be applied to all of the outstanding and current balances due by us to them. Any excess will be applied to additional fees incurred, if any. Any remaining proceeds after that will be retained by the share recipients.

On September 1, 2004 we granted 100,000 stock options to a consultant for services rendered. Each option has an exercise price of $.30 per share and vested upon grant. The options expire 10 years from the date of grant.

In August 2004 we issued 175,000 shares of our common stock to a former auditor of ours in settlement of outstanding liabilities.

In August 2004 we issued an aggregate of 550,000 shares of our common stock to two designees of legal counsel in consideration of legal services.

In August 2004 we issued 200,000 shares of our common stock to legal counsel in settlement of outstanding liabilities.

On July 29, 2004 we granted an aggregate of 4,775,000 stock options pursuant to our 2004 Stock Option Plan to 13 persons. Each option has an exercise price of $.20 per share and vests over a period of two years. 1/3 of the options vested on the date of grant with 1/3 of the options vesting on each of the first and second anniversaries of the date of grant. Notwithstanding the forgoing, the options vest immediately upon a change in control. The options expire 10 years from the date of grant.

In July 2004, we and holders of 70 shares of our Series A Redeemable Convertible Preferred Stock reached an agreement to exchange their preferred stock for warrants to purchase 780,342 shares of our common stock.

In July 2004, we and an affiliate of our clearing broker reached an agreement to forgive notes payable, including accrued interest, in the amount of $2,725,321 in exchange for warrants to purchase 1,000,000 shares of our common stock. The exercise price for each of the common shares to be received upon exercise of the warrants is $.918. In addition we agreed to amend an existing warrant agreement, for 1,000,000 shares of our common stock held by the noteholder to reflect a decrease in the exercise price from $.918 to $.01. The warrants have a term of seven years.

In July 2004, we sold 5,000,000 shares of common stock for $2,000,000 in a private placement transaction to two persons. As of December 20, 2004, we have received $1,000,000 towards the purchase of the shares, with the remaining balance to be received in quarterly installments through April 1, 2005. The sales made pursuant to the private placement offering were private transactions without registration in reliance on the exemption provided by Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as amended.

During the period August 30, 2001 through June 3, 2004 we issued an aggregate of 12,708,675 warrants to 15 persons, each exercisable for the purchase of one share of our common stock at exercise prices ranging from $0 to $3.69 per share. The average exercise price is $.29 per share. The warrants expire on dates ranging from August 30, 2006 through and including June 2, 2011.

In June 2004, holders of 560 shares of our Series A Redeemable Convertible Preferred Stock (the "Holders") exchanged their preferred stock for warrants to purchase 5,462,387 shares of our common stock. The exercise price for each warrant is $.01. The warrants have a term of seven years and expire in June 2011.

In June 2004, certain of our noteholders reached an agreement to exchange notes payable, including accrued interest thereon, in the amount of $1,102,500 into warrants to purchase 987,771 shares of our common stock. The exercise price for each of the warrants is $.01. The warrants have a term of seven years, expire in June 2011 and entitle the holders to cash and stock dividends in the event we declare such.

On February 13, 2004, we issued 250,000 shares of common stock to a third party in connection with a $150,000 loan. The loan was payable in fourteen equal monthly installments. As of April 30, 2004, we repaid the loan.

On January 15, 2004 we granted an aggregate of 2,000,000 stock options pursuant to our 2003 Stock Option Plan to four employees. Each option has an exercise price of $.20 per share. 1,000,000 of the options vested upon grant. 250,000 of the options vest on each of the first, second, third and fourth anniversaries of the date of grant. The options expire 10 years from the date of grant.

Except as otherwise provided, all of the foregoing issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We granted options to purchase shares of our common stock to our employees, officers, directors and consultants. The following table summarizes information regarding our stock option plans as of December 20, 2004.

--------------------------------------------------------------------------------------------------------------------------
Plan category                     Number of shares to be        Weighted-average           Number of options
                                  issued upon exercise of       exercise price of          remaining available for
                                  outstanding options           outstanding options        future issuance under
                                                                                           equity compensation
                                  (a)                                                      plans (excluding
                                                                (b)                        securities reflected in
                                                                                           column (a))
                                                                                           (c)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans         2,035,250(1)                  $.36                       3,220,977(3)
approved by security holders
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not     4,875,000(2)                  $.20                       1,625,000
approved by security holders
--------------------------------------------------------------------------------------------------------------------------
Total                             6,910,250                                                4,845,977
--------------------------------------------------------------------------------------------------------------------------

      (1) Includes 35,250 shares underlying 35,250 options issued under the 2000 Stock Option Plan and 2,000,000 shares underlying 2,000,000 options issued under the 2003 Stock Option Plan.

      (2) Represents shares issuable upon exercise of 4,875,000 options issued under the 2004 Stock Option Plan. Excludes 2,625,000 options to purchase 2,625,000 shares issued outside of equity compensation plans.

      (3)   Represents  331,500;   536,527;   788,200;   and  1,564,750  options
            remaining available for future issuance under the 1997, 1998, 1999 and 2000 Stock Option Plans, respectively.

STOCK OPTION PLANS

1997, 1998 and 1999 Stock Option Plans

On January 27, 1997, our board of directors and stockholders adopted our 1997 Stock Option Plan, on March 16, 1998, our board of directors and stockholders adopted our 1998 Stock Option Plan and on November 1, 1999 and March 14, 2000, our board of directors and stockholders, respectively, adopted our 1999 Stock Option Plan. We reserved 400,000 shares of common stock for issuance upon exercise of options granted from time to time under the 1997 stock option plan and 800,000 shares of common stock for issuance upon exercise of options granted from time to time under each of the 1998 and 1999 stock option plans. The 1997, 1998 and 1999 Stock Option Plans are intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under each of the stock option plans we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. Each of the 1997, 1998 and 1999 Stock Option Plans are presently administered directly by our board of directors. The 1997 Stock Option Plan may be administered by a committee appointed by our board, consisting of from one to three directors.

Subject to the provisions of each of the stock option plans, either the board or the committee, if applicable, will determine who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under each of the stock option plans may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options shall be equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options are set by the board or the committee, in its discretion. The exercise price of options granted under each of these plans may be payable in cash or, with the approval of the board or the committee, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under each of the plans will be subject to restrictions on sale or transfer.

As of December 20, 2004, we have issued options to purchase an aggregate of 2,233,950 shares of common stock under our 1997, 1998, and 1999 Stock Options Plans at an exercise price ranging from $.10 to $21.50 per share. All of such issuances involved grants of non-qualified stock options. 271,300 options were issued under the 1997 Stock Option Plan, 68,500 of which were exercised and 202,800 of which were forfeited. 794,650 options were issued under the 1998 Stock Option Plan, 263,473 of which were exercised and 531,177 of which were forfeited. 540,500 options were issued under the 1999 Stock Option Plan, 11,800 of which were exercised and 528,700 of which were forfeited.

2000 Stock Option Plan

On October 24, 2000 and July 17, 2001, our board of directors, and stockholders, respectively, adopted our 2000 Stock Option Plan. We have reserved 1,600,000 shares of common stock for issuance upon exercise of options granted from time to time under the 2000 Stock Option Plan. The 2000 stock option plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the 2000 Stock Option Plan we may grant incentive stock options only to key employees and employee directors, or we may grant non-qualified options to our employees, officers, directors and consultants. The 2000 Stock Option Plan is administered directly by our board of directors.

Subject to the provisions of the 2000 Stock Option Plan, the board determines who shall receive options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices. The term of options granted under the 2000 Stock Option Plan may not exceed ten years or five years for an incentive stock option granted to an optionee owning more than 10% of our voting stock. The exercise price for incentive stock options is equal to or greater than 100% of the fair market value of the shares of the common stock at the time granted; provided that incentive stock options granted to a 10% holder of our voting stock shall be exercisable at a price equal to or greater than 110% of the fair market value of the common stock on the date of the grant. The exercise price for non-qualified options is set by the board, in its discretion. The exercise price may be payable in cash or, with the approval of the board, by delivery of shares or by a combination of cash and shares. Shares of common stock received upon exercise of options granted under the 2000 Stock Option Plan are subject to restrictions on sale or transfer.

As of December 20, 2004 we have issued options to purchase an aggregate of 627,500 shares of common stock under our 2000 Stock Option Plan at exercise prices ranging from $6.00 to $12.23. All of such issuances involved grants of non-qualified stock options. None of the issued options have been exercised and 592,250 of these options have been forfeited.

2003 Stock Option Plan

Our board of directors and stockholders have approved the 2003 Employee Stock Option Plan (the "2003 Plan") and authorized 2,000,000 shares of common stock for issuance thereunder. The following is a summary of principal features of the 2003 Plan.

General

Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

The 2003 Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The 2003 Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

Purpose

The primary purpose of the 2003 Plan is to attract and retain the best available personnel for us in order to promote the success of our business and to facilitate the ownership of our stock by employees.

Administration

The 2003 Plan is administered by our board of directors, as the board of directors may be composed from time to time. Notwithstanding the foregoing, the board of directors may at any time, or from time to time, appoint a committee of at least two members of the board of directors, and delegate to the committee the authority of the board of directors to administer the 2003 Plan.

Members of the board of directors who are eligible employees are permitted to participate in the 2003 Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2003 Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2003 Plan. In the event that any member of the board of directors is at any time not a "disinterested person", as defined in Rule 16b-3(c)(3)(i) promulgated pursuant to the Securities Exchange Act of 1934, the 2003 Plan shall not be administered by the board of directors, and may only by administered by a committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2003 Plan, options may be granted to our key employees, officers, directors or consultants, as provided in the 2003 Plan.

Terms of Options

The terms of each option granted under the 2003 Plan are contained in stock option agreements between us and the optionee and such terms are determined by the board of directors consistent with the provisions of the 2003 Plan, including the following:

Purchase Price. The purchase price of the common shares subject to each ISO shall not be less than the fair market value (as set forth in the 2003 Option
Plan), or in the case of the grant of an ISO to a principal stockholder, not less that 110% of fair market value of such common shares at the time such Option is granted. The purchase price of the common shares subject to each Non-ISO is determined at the time such Option is granted, but in no case less than 85% of the fair market value of such common shares at the time such option is granted.

Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, are fixed by the board of directors, in its discretion, at the time such option is granted.

Expiration. The expiration of each option is fixed by the board of directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the board of directors at the time such option is granted, an option is exercisable for ten (10) years after the date on which it was granted. Each option is subject to earlier termination as expressly provided in the 2003 Plan or as determined by the board of directors, in its discretion, at the time such option is granted.

Transferability. No option is transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by him. No option granted under the 2003 Plan is subject to execution, attachment or other process.

Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2003 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, are each proportionately adjusted for any increase or decrease in the number of issued common shares resulting from split-up spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend.

Except as otherwise provided in the 2003 Plan, any option granted hereunder shall terminate in the event we engage in a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation. However, the optionee shall have the right immediately prior to any such transaction to exercise his option in whole or in part notwithstanding any otherwise applicable vesting requirements.

Termination, Modification And Amendment. The 2003 Option Plan (but not options previously granted under the Plan) terminates ten (10) years from the earlier of the date of its adoption by the board of directors or the date on which the 2003 Plan was approved by the affirmative vote of the holders of a majority of our outstanding shares of capital stock entitled to vote thereon, and no option shall be granted after termination of the Plan. Subject to certain restrictions, the 2003 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware.

As of December 20, 2004 we have issued options to purchase an aggregate of 2,000,000 shares of our common stock under our 2003 Stock Option Plan, each with an exercise price of $.20 per share. All of such issuances involved grants of non-qualified stock options. 1,000,000 of these options have vested but none of them have been exercised.

2004 Stock Option Plan

On July 29, 2004 our board of directors adopted our 2004 Non-Statutory Stock Option Plan (the "2004 Plan"). We are authorized to issue up to 6,500,000 options under the 2004 Plan and have received a like number of shares of common stock for issuance upon exercise of options issuable under the 2004 Plan. Eligible participants under the 2004 Plan include employees, non-employee directors, consultants and advisors. The 2004 Plan is presently administered by our board of directors but may, in the future, be administered by a committee formed for that purpose. Each option granted under the 2004 Plan is evidenced by a stock option agreement which specifies, among other things, the number of shares of common stock as to which any option is granted, the period during which the option is exercisable and the option price per share. As of December 20, 2004 we have issued an aggregate of 4,875,000 stock options under the 2004 Plan to purchase a like number of shares of our common stock, 4,775,000 of which have an exercise price of $.20 per share and 100,000 of which have an exercise price of $.30 per share.

Other Option Issuances

During the period September 9, 2002 through August 31, 2003 we issued an aggregate of 2,625,000 non-statutory options to three persons outside of any of our stock option plans. All of the options have a ten year term. 2,100,000 of the options have an exercise price of $.10 per share, 500,000 of the options have an exercise price of $.35 per share and 25,000 of the options have an exercise price of $2.8984 per share.

As of September 30, 2004 there were 9,535,250 options outstanding.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 7. of this report.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 ("FISCAL 2004") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003 ("FISCAL 2003")

Total revenues for fiscal 2004 were $9,515,055, a decrease of $5,733,827, or 37.6% as compared to revenues of $15,248,882 for fiscal 2003. This is attributable to the following factors:

Commissions: Revenues from commissions increased by $41,177, or 0.7%, from $5,690,227 for fiscal 2003 to $5,731,404 for fiscal 2004 as retail commissions were comparable during these fiscal years.

Data Service Fees: Data service fees decreased by $50,882, or 50.0%, from $101,821 for fiscal 2003 to $50,939 for fiscal 2004 due to the increasing number of accounts migrating to Ultimate Trader from other licensed software providers available through our services. We charge our customers a data service fee for using other software providers and do not charge for Ultimate Trader.

Principal Transactions: Revenues from principal transactions decreased by $5,492,285, or 70.0%, from $7,848,918 for fiscal 2003 to $2,356,633 for fiscal
2004. We ceased proprietary trading in January 2004 and no longer engage in principal trading.

Interest and Other Income: Interest and other income decreased by $231,837 or 14.4%, from $1,607,916 for fiscal 2003 to $1,376,079 for fiscal 2004. This decrease is largely due to a one-time business recovery grant of approximately $312,000 received in fiscal 2003.

Interest Expense: Interest expense increased by $73,460 or 8.8%, from $834,184 for fiscal 2003 to $907,644 for fiscal 2004 as a result of increased borrowings during the year. The increase in interest expense resulted from an increase in our borrowings.

Net Revenues: As a result of the foregoing, net revenues decreased by $5,807,287, or 40.3%, from $14,414,698 for fiscal 2003 to $8,607,411 for fiscal
2004. Nearly all of our revenues were generated by clients in the United States and no single group of related clients accounted for 10% or more of our revenues.

Total expenses decreased by $8,250,898 or 38.6%, from $21,394,418 for fiscal 2003 to $13,143,520 for fiscal 2004. This is attributable to the following factors:

Commissions, Floor Brokerage and Clearing Charges: Commissions, floor brokerage and clearing charges represent payments to our clearing and floor brokers who facilitate our clients` transactions. These expenses decreased $1,515,374 or 26.2%, from $5,793,530 for fiscal 2003 to $4,278,156 for fiscal 2004. This was primarily due to the discontinuance of proprietary trading.

Employee Compensation and Related Costs: Employee compensation and related costs decreased by $3,909,480 or 45.6%, from $8,570,003 for fiscal 2003 to $4,660,523 for fiscal 2004. This decrease is attributable to both the reduction in the number of administrative personnel and the elimination of compensation paid to proprietary traders, as we no longer engage in proprietary trading.

Communications: Communications expense decreased by $554,594 or 47.5%, from $1,168,418 for fiscal 2003 to $613,824, for fiscal 2004. This decrease was due to canceling certain data lines and renegotiating new rates with our vendors.

Business Development: Business development costs consist primarily of attending and exhibiting at trade shows to obtain new clients. These expenses decreased by $105,656, or 36.2%, from $291,868 for fiscal 2003 to $186,212 for fiscal 2004 as we decreased our advertising and promotional efforts due to limited financial resources.

Professional Fees: Professional fees consist primarily of legal and accounting costs in addition to external administrative consultants. Professional fees decreased by $54,699 or 6.6%, from $829,139 for fiscal 2003 to $774,440 for fiscal 2004. Fees for audit and quarterly reviews have decreased due to improved efficiencies in financial reporting but were partially offset by legal fees for outstanding litigation and the exchange of preferred stock and debt for warrants.

Occupancy and Equipment: Occupancy and equipment costs decreased by $898,020 or 43.5%, from $2,063,645 for fiscal 2003 to $1,165,625 for fiscal 2004. Rent for fiscal 2004 decreased due to a settlement with our previous landlord at 40 Wall Street, New York, NY which resulted in our surrendering the 26th floor and part of the 27th floor in March 2004, which we had previously occupied. We continue to accrue rent on the portion of the 27th Floor we vacated in June 2004 although we no longer occupy any space at 40 Wall Street, New York, NY after we relocated to 90 Park Avenue, New York, NY. The 40 Wall Street leases were terminated as part of our overall cost cutting initiatives.

Depreciation and Amortization: Depreciation and amortization decreased by $966,054 or 76.9%, from $1,256,599 for fiscal 2003 to $290,545 for fiscal 2004 primarily due to the disposal or surrender of assets subject to such depreciation and amortization.

Other Expenses: Other expenses decreased by $860,431 or 60.4%, from $1,423,948 for fiscal 2003 to $563,517 for fiscal 2004. This decrease is a reduction in general operating expenses as part of our overall cost cutting initiatives.

Abandonment of Leasehold Improvements: For fiscal 2004, the abandonment of leasehold improvements of $610,678 primarily relates to the surrender and termination of the 26th and 27th floors office leases at 40 Wall Street, New York, NY, that occurred in March and June 2004. These leases were terminated as part of our overall cost cutting initiatives. There was no abandonment of leasehold improvements for fiscal 2003.

Loss on Investments: Loss on investments of $84,287 for fiscal 2003 represents the loss of the value of the stock acquired from E*Trade in April 2002.

Minority  Interest  applicable  to  LLC  Class  B  Members:   Minority  interest
applicable to LLC Class B Members for fiscal 2003 was $87,019 was primarily for the settlement of liabilities.

Net Loss: As a consequence of the foregoing, our operating loss before income taxes and extraordinary items decreased $2,443,611 or 35.0% from $6,979,720 for fiscal 2003, to a loss of $4,536,109 for fiscal 2004.

Preferred Stock Dividends: During fiscal 2003, we had preferred dividends of $252,000. There were no dividends on Preferred Stock for fiscal 2004. As of September 30, 2004, all of the preferred stock was exchanged for warrants to purchase shares of our common stock.

Net Loss Applicable to Common Stockholders: As a consequence of the foregoing, our net loss applicable to common shareholders decreased $2,695,611 or 37.3% from $7,231,720 in fiscal 2003 to $4,536,109 in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

To respond to our liquidity and capital resource needs, we have taken, and are taking, a variety of steps to offset the cash used in operating activities. Such steps include the sale of five million shares of ABWG commons stock in July 2004 for $2 million over two years, cost cutting initiatives, the pursuit of additional revenue producing activities, and efforts to raise additional funds through the issuance of debt or equity securities.

Our cost cutting initiatives include reductions in workforce, office relocation to less costly facilities and closures of branch offices, reductions in capital expenditures, and renegotiating clearing corporation agreements at more favorable rates. We are pursuing more traditional lines of business including attracting active traders and hedge funds. However, in order to expand our business, respond to competitive pressures and expand into additional products and services, we have needed to raise additional funds through the issuance of debt or the sale of common stock. When funds are raised through the issuance of equity securities or financial instruments that are convertible into equity securities, our existing shareholders may experience dilution in their ownership percentage or book value. In addition, such securities may have rights, preferences and privileges senior to those of the holders of our Common Stock. There can be no assurances that the additional financing will be available when needed and on terms satisfactory to us.

We may not be able to receive distributions from its regulated broker-dealer subsidiaries due to capital withdrawal restrictions placed on the regulated entities by the SEC's Uniform Net Capital rule.

For the year ended September 30, 2004 ("fiscal 2004"), we incurred consolidated losses of approximately $4.5 million and used cash in our operating activities of approximately $1.5 million. These losses and use of cash are in addition to the approximately $7.0 million of losses and $1.5 million of cash used in operating activities during the year ended September 30, 2003 ("fiscal 2003"). The market conditions during fiscal 2004 continue to be very challenging for brokerage firms such as Direct as well as for the brokerage industry in general. Increased competition has put pricing and margin pressures on us.

There was no cash provided by investing activities during fiscal 2004. Cash used in investing activities was $64,950 during fiscal 2003. The most significant uses of cash used in investing activities were purchases of property and equipment.

Cash provided by financing activities was $1,659,367 during fiscal 2004. Cash provided by investing activities consisted of $735,891 of payments received from the sale of five million shares of ABWG common stock. Cash provided by financing activities during fiscal 2004 also included proceeds from notes payable of $2,319,869 and proceeds from secured demand note receivable of $643,260 offset by payments of notes payable of $150,000, notes payable - other of $1,800,000 and capital distributions to LLC Class B Members of $89,653. Cash provided by financing activities was $1,392,962 during fiscal 2003 and consisted primarily of net proceeds from the secured demand note of $1,798,000 offset by net payments of notes payable of $200,000 and distributions to the Class B Members of the LLC of $205,038.

Subordinated borrowings as of September 30, 2004 and 2003 were as follows:

   September 30, 2004    September 30, 2003    Interest Rate    Maturity
   ------------------    ------------------    -------------    ----------------
           $2,441,260            $5,000,000          7%         Matured
              125,000               125,000         12%         October 31, 2006
               55,000                55,000          0%         October 31, 2006
              200,000               200,000         15%         October 31, 2006
              150,000               150,000         13%         October 31, 2006
           ----------            ----------
           $2,971,260            $5,530,000
           ==========            ==========

Direct is currently required to maintain minimum net capital such that the ratio of aggregate indebtedness to net capital both as defined shall not exceed 15 to 1 under the SEC`s net capital rule. Such rule also prohibits "equity capital", including the subordinated loans, from being withdrawn or cash dividends from being paid if our net capital ratio would exceed 10 to 1 or if we would have less than our minimum required net capital. Accordingly, our ability to repay the subordinated loans may be restricted under the net capital rule.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, in December 2003, FASB deferred the latest date by which all public entities, which meet the definition of small business issuer under SEC Regulation S-B ("Public SBs"), must apply FIN 46 to the first interim or annual reporting period ended after December 15, 2004. We adopted the above pronouncement during the current year and there was no material effect on our consolidated financial statements.

OFF BALANCE SHEET ARRANGEMENTS

LEASES

As of September 30, 2004, we had off balance sheet arrangements related to its lease obligations. We are obligated under such lease arrangements for $6,437,012 through June 2014.

CLEARING AGREEMENTS

Pursuant to clearance arrangements, the clearing and depository operations for us and our customers' securities transactions are provided by two clearing broker-dealers. We earn commissions as an introducing broker for the transactions of its customers. In the normal course of business, our customer activities involve the execution and settlement of various customer securities transactions. These activities may expose us to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and we have to purchase or sell the security underlying the contract at a loss. Our customer securities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends the credit to our customer, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, we are required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral in not forthcoming. We are responsible for any losses on such margin loans, and has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by us.

CRITICAL ACCOUNTING POLICIES AND PROCEDURES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities (see Note 2 to the consolidated financials. The discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due to us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts.

SECURITIES TRANSACTIONS, REVENUE, AND RELATED EXPENSES

Securities transactions and related revenue and expenses, including commissions, revenues and expenses, are recorded on a trade date basis. Data service revenues are recorded as the services are provided.

                          ITEM 7. FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

                                                                                                         Page
Report of Independent Registered Public Accounting Firm - Marcum & Kleigman LLP..........................35

Consolidated Statement of Financial Condition as of September 30, 2004 ..................................36

Consolidated Statements of Operations for the Years ended September 30, 2004 and
          September 30, 2003.............................................................................37

Consolidated Statements of Changes in Stockholders' Deficit for the Years
       ended September 30, 2004 and September 30, 2003 ..................................................38

Consolidated Statements of Cash Flows for the Years ended September 30, 2004 and
       September 30, 2003 ...............................................................................39

Notes to Consolidated Financial Statements...............................................................40-52

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of A.B. Watley Group Inc.:

We have audited the accompanying consolidated statement of financial condition of A.B. Watley Group Inc. as of September 30, 2004, and the related consolidated statements of operations, changes in stockholders` deficit, and cash flows for the years ended September 30, 2004 and September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of A.B. Watley Group Inc. as of September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004 and September 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Marcum & Kliegman LLP
                                        ----------------------------------------
                                        Marcum & Kliegman LLP

New York, New York

December 3, 2004

                             A.B. Watley Group Inc.
                  Consolidated Statement of Financial Condition
                               September 30, 2004

ASSETS:

Cash and cash equivalents                                                           $    182,929
Receivables from clearing brokers                                                        314,374
Loans receivable from related party                                                      258,227
Other assets                                                                              22,600
                                                                                    ------------
TOTAL ASSETS                                                                        $    778,130
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accounts payable and accrued liabilities                                               9,854,571
Accrued liabilities to LLC Class B Members                                             1,910,600
Payable to clearing broker                                                               135,412
Notes payable to former officer                                                          700,000
Notes payable - other                                                                    369,869
Subordinated borrowings                                                                2,791,260
Subordinated borrowings from officer                                                     180,000
                                                                                    ------------

                                                                                      15,941,712
                                                                                    ------------

STOCKHOLDERS' DEFICIT:
Series A Redeemable Convertible Preferred Stock, $0.001 par value, 1,000,000
   shares authorized and none issued and outstanding                                          --
Common stock, $0.001 par value, 50,000,000 authorized and 19,062,138 issued and
   outstanding                                                                            19,062
Additional paid-in capital                                                            60,326,668
Subscription receivable                                                               (1,264,109)
Deferred compensation                                                                   (101,620)
Accumulated deficit                                                                  (74,143,583)
                                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                                         ($15,163,582)
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    778,130
                                                                                    ============

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Operations

                                                             Years Ended September 30,
                                                          ------------------------------
                                                              2004               2003
                                                          ------------      ------------
REVENUES:

Commissions                                               $  5,731,404      $  5,690,227

Data service fees                                               50,939           101,821

Principal transactions                                       2,356,633         7,848,918

Interest and other income                                    1,376,079         1,607,916
                                                          ------------      ------------

TOTAL REVENUES                                               9,515,055        15,248,882

Interest expense                                               907,644           834,184
                                                          ------------      ------------

NET REVENUES                                                 8,607,411        14,414,698
                                                          ------------      ------------

EXPENSES AND OTHER CHARGES:

Commissions, floor brokerage and clearing charges            4,278,156         5,793,530

Employee compensation and related costs                      4,660,523         8,570,003

Communications                                                 613,824         1,168,418

Business development                                           186,212           291,868

Professional fees                                              774,440           829,139

Occupancy and equipment                                      1,165,625         2,063,645

Depreciation and amortization                                  290,545         1,256,599

Other expenses                                                 563,517         1,423,948

Loss on  abandonment of leasehold  improvements,  net
of deferred rent incentives                                    610,678                --

Loss on investments                                                 --            84,287

Minority interest applicable to LLC Class B members                 --           (87,019)
                                                          ------------      ------------

TOTAL EXPENSES                                              13,143,520        21,394,418
                                                          ------------      ------------

NET LOSS                                                  ($ 4,536,109)     ($ 6,979,720)

Preferred stock dividends                                           --          (252,000)
                                                          ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                ($ 4,536,109)     ($ 7,231,720)
                                                          ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.31)     $      (0.57)
                                                          ============      ============

Weighted average shares outstanding                         14,459,535        12,578,995
                                                          ============      ============

                 See notes to consolidated financial statements

                             A.B. Watley Group Inc.
                  Statement of Changes in Stockholders' Deficit

                                                 ADDITIONAL
                                                  PAID-IN      DEFERRED   SUBSCRIPTION  UNAMORTIZED  ACCUMULATED
                           COMMON STOCK ISSUED    CAPITAL    COMPENSATION  RECEIVABLE   OPTION COSTS   DEFICIT        TOTAL
                           -------------------  ------------   ---------   -----------   --------   ------------   ------------
                                         PAR
                             SHARES     VALUE
                           ---------   -------
Balance at September 30,
  2002                     12,508,852  $12,509  $ 45,819,569          --            --   ($32,663)  ($62,627,754)  ($16,828,339)

Dividends accrued on
preferred stock                    --       --      (252,000)         --            --         --             --       (252,000)

Stock issued in On-Site
  settlement                  278,286      278       199,722          --            --         --             --        200,000

Amortization of warrants
  issued in connection
  with subordinated
  borrowings                       --       --       273,724          --            --         --             --        273,724

Preferred stock penalties
  waived                           --       --     1,070,593          --            --         --             --      1,070,593

Option costs - net                 --       --            --          --            --     18,667             --         18,667

Net loss                           --       --            --          --            --         --     (6,979,720)    (6,979,720)
                           ----------  -------  ------------   ---------   -----------   --------   ------------   ------------

Balance at September 30,
  2003                     12,787,138  $12,787  $ 47,111,608          --            --   ($13,996)  ($69,607,474)  ($22,497,075)
                           ==========  =======  ============   =========   ===========   ========   ============   ============

Options issued to
  consultant                       --       --  $    179,078   ($101,620)           --         --             --   $     77,458

Common stock issued in
  settlement of accounts
  payable                     175,000      175       260,760          --            --         --             --        260,935

Sale of common stock        5,000,000    5,000     1,995,000          --    (1,264,109)        --             --        735,891
Common stock issued in
  connection with
  financing                   250,000      250        87,250          --            --         --             --         87,500

Adjustment for shares in
  On-Site transaction         100,000      100          (100)         --            --         --             --             --

Exchange of notes payable
  for warrants                     --       --     3,826,821          --            --         --             --      3,826,821

Exchange of Series A
  Redeemable Preferred
  Stock for warrants               --       --     6,867,001          --            --         --             --      6,867,001

Option cost - net                  --       --            --          --            --     13,996             --         13,996

Shares issued as
  collateral for accounts
  payable                     750,000      750          (750)         --            --         --             --             --

Net loss                           --       --            --          --            --         --     (4,536,109)    (4,536,109)

                           ----------  -------  ------------   ---------   -----------   --------   ------------   ------------
Balance at September 30,
  2004                     19,062,138  $19,062  $ 60,326,668   ($101,620)  ($1,264,109)        --   ($74,143,583)  ($15,163,582)
                           ==========  =======  ============   =========   ===========   ========   ============   ============

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                      Consolidated Statements of Cash Flows

                                                                                 For the Years Ended September 30,
                                                                                      2004               2003
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          ($4,536,109)       ($6,979,720)

Adjustments to reconcile net loss to net cash used in operating activities:
   Non-cash compensation and service costs
     Options costs                                                                     13,996             18,667
     Amortization of debt discount in connection with
        issuance of warrants and subordinated debt                                    136,862            136,862
     Amortization of finance charge in connection with
        notes payable                                                                  87,500                 --
     Penalties - preferred stock                                                           --            759,107
     Deferred compensation costs                                                       77,458                 --
     Minority interest applicable to LLC Class B members                                   --            (87,019)
     Depreciation and amortization                                                    290,545          1,256,599
     Loss on abandonment of leasehold improvements                                  1,407,518                 --
     Write-off of deferred rent incentives                                           (796,840)                --
   Changes in assets and liabilities:
   (Increase) decrease in operating assets:
       Restricted cash                                                                     --            292,565
       Receivables from clearing brokers                                              (90,818)           805,032
       Securities owned                                                             1,309,145            836,327
       Loans receivable from related party                                             14,500            (14,501)
       Security deposits                                                              175,000            (42,999)
       Other assets                                                                    (2,706)            56,397
   Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                     1,886,580           (163,576)
       Payable to clearing broker                                                  (1,462,355)         1,597,767
       Securities sold, not yet purchased                                             (28,010)            28,010
                                                                                  -----------        -----------

   Net cash used in operating activities                                           (1,517,734)        (1,500,482)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                        --            (64,950)
                                                                                  -----------        -----------
   Net cash provided by (used in) investing activities                                     --            (64,950)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - other                                                 2,319,869            250,000
Repayment of notes payable - other                                                 (1,800,000)          (450,000)
Repayment of notes payable                                                           (150,000)                --
Proceeds from secured demand note receivable                                          643,260          1,798,000
Capital distribution to LLC Class B members                                           (89,653)          (205,038)
Sale of common stock                                                                  735,891                 --
                                                                                  -----------        -----------
   Net cash provided by financing activities                                        1,659,367          1,392,962
                                                                                  -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $   141,633        ($  172,470)

Cash and cash equivalents at beginning of period                                       41,296            213,766
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                        $   182,929        $    41,296
                                                                                  ===========        ===========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
   CASH FLOW INFORMATION:

    Cash paid for:
      Interest                                                                    $    97,467        $   303,385
      Taxes                                                                                --                 --

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
    CASH FLOW INFORMATION:

Subscription receivable for sale of common stock                                  $ 1,264,109                 --
Issuance of warrants to consultant                                                $   179,078                 --
Conversion of Series A Preferred Stock for warrants                               $ 6,867,001                 --
Issuance of stock in payment of liability                                         $   260,935                 --
Liquidation of secured demand note                                                $ 2,616,767                 --
Exchange of notes payable for warrants - principal and interest                   $ 3,826,821                 --
Forgiveness of penalties on preferred stock                                                --        $ 1,070,593
Preferred stock dividends                                                                  --        $   252,000
Issuance of secured demand note                                                            --        $ 5,000,000
Issuance of subordinated borrowing                                                         --        $ 5,000,000
Debt discount in connection with issuance of warrants and subordinated debt                --        $   273,724
Settlements of minority interests                                                          --        $    87,019
Issuance of stock in payment of liability to On-Site                                       --        $   200,000

                 See notes to consolidated financial statements.

                             A.B. Watley Group Inc.
                   Notes to Consolidated Financial Statements

1. Organization and Business

      A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation organized as a Delaware corporation on May 15, 1996 under the name Internet Financial Services, Inc. On August 27, 1999 we changed our name to A.B. Watley Group Inc. We presently conduct our business primarily through our subsidiary A.B. Watley Direct, Inc. ("Direct"). Direct is a registered broker-dealer with the Securities and Exchange Commission, and a member of the National Association of Securities Dealers, Inc. Direct is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services and institutional trading. Direct clears all transactions through clearing brokers on a fully disclosed basis. Accordingly, Direct is exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

      Until June 30, 2004 when the Company sold its then wholly owned subsidiary A.B. Watley Futures Corp. ("ABW Futures") to a third party, the Company also operated through ABW Futures. While owned by the Company, ABW Futures was an introducing broker/dealer registered with the National Futures Association that conducted futures trading activity for customers. ABW Futures cleared all of its business through clearing brokers on a fully disclosed basis.

      Until January 2004, when it ceased operations as a result of net capital deficiencies the Company also operated an introducing broker-dealer through its wholly owned subsidiary, A.B. Watley, Inc. In February 2004, A.B. Watley, Inc. withdrew its registration as a broker-dealer.

      On April 3, 2002, the Company received a determination letter from the NASD Listing Qualifications Panel that the Company's request for continued listing on the NASD National Market was denied. In accordance with such denial, the Company's Common Stock was delisted from the NASDAQ Stock Market effective with the open of business, April 4, 2002 (the "Delisting Date"). On October 12, 2004 the Company was relisted on the OTC Bulletin Board.

2. Going Concern

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

      To respond to its liquidity and capital resource needs management has implemented various cost cutting initiatives. Management plans also include raising additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

3. Basis of Presentation

      The consolidated financial statements include the accounts of ABWG and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts reflect reclassifications to conform to the current year's presentations.

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid instruments with original maturities of less than three months held by one global financial institution.

Securities Transactions, Revenues, and Related Expenses

      Securities transactions and related revenues and expenses, including commissions, revenues and expenses, are recorded on a trade date basis. Data service revenues are recorded as the services are provided.

Securities owned and Securities Sold, Not Yet Purchased

      Securities owned and securities sold, not yet purchased are stated at market or fair values, with resulting unrealized gains and losses reflected in the statement of operations. Market value is generally based on listed market prices. If listed market prices are unattainable, fair values are determined based on other relevant factors including broker or dealer price quotes. During January 2004, the Company ceased its proprietary trading activities and liquidated its open positions. As of September 30, 2004, there were no securities owned or securities sold, not yet purchased.

Equipment and Leasehold Improvements

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

Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities is comprised of the following:

                                                                 September 30,
                                                                      2004
                                                                  ----------
        Commissions, floor brokerage and clearing costs           $1,809,805
        Communications                                             1,533,294
        Information technology                                     1,236,425
        Occupancy, equipment and leases                            1,133,243
        Employee compensation and related costs                    1,089,776
        Professional fees                                            978,933
        Legal                                                        600,000
        Accrued interest                                             429,516
        Business development                                          87,690
        Other                                                        955,889
                                                                  ----------
                                                                  $9,254,571
                                                                  ==========

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

      The following table summarizes relevant information as to reported results under the Company's intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of FAS 123 had been applied for the following years ended September 30, 2004 and 2003 as follows:

                                                     YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                     2004               2003
                                                 -----------        -----------
    Net loss                                     ($4,536,109)       ($6,979,720)
    Stock-based employee compensation
      cost, net of tax effect, under
      fair value accounting                          335,951            313,811
                                                 -----------        -----------
    Pro forma net loss under
      Fair Value Method                          ($4,872,060)       ($7,293,531)
                                                 -----------        -----------
    Loss per share basic and diluted                  ($0.31)            ($0.55)

    Per share stock-based employee
      compensation cost, net of tax
      effect, under fair value accounting               0.02               0.02
                                                 -----------        -----------
    Pro forma loss per share - basic and
      diluted                                         ($0.33)            ($0.57)
                                                 ===========        ===========

Loss Per Share

      Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted per share amounts when applicable include the effect of dilutive common stock equivalents from the assumed exercise of options, warrants and the convertible preferred stock. Dilutive per share amounts are computed excluding common stock equivalents since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of options, warrants and the conversion of preferred stock for the years ended September 30, 2004 and 2003 were 22,243,925 and 13,494,505 respectively.

Fair Value of Financial Instruments:

      Substantially all of the Company's financial instruments are carried at fair value or at amounts approximating fair value.

Business Development:

      The Company expenses all promotional costs as incurred. Advertising production costs are expensed when the initial advertisement is run. Costs of advertising are expensed as the services are received. Substantially all business development costs relate to trade show attendance and exhibits. There was no advertising expense for the years ended September 30, 2004 and 2003.

Income Taxes:

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

Interest and Other Income:

      Included in interest and other income for the years ended September 30, 2004 and September 30, 2003 are $132,376 and $105,110 respectively, for settlements with vendors for which the Company was the beneficiary.

Accounting Developments:

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

4. Net Capital Requirement

      Direct is subject to the SEC`s Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of September 30, 2004, Direct had net capital of $40,118 which was $10,813 in excess of its minimum requirement of $29,305.

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

      The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of September 30, 2004, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $1,166,777. Total bad debt expense incurred by the Company which is included in commissions, floor brokerage, and clearing charges in the Consolidated Statement of Operations amounted to approximately $274,000 and $343,000 during the years ended September 30, 2004 and 2003, respectively.

      The Company at times maintained positions in equity securities on both a long and short basis. While long positions represent the Company's ownership of securities, short positions represent obligations of the Company. Accordingly, both long and short positions may result in gains or losses to the Company as market values of securities fluctuate. The Company no longer engages in proprietary trading.

6. Equipment and Leasehold Improvements

      In connection with the Company's relocation of its corporate offices from 40 Wall Street, New York, NY to 90 Park Avenue, New York, NY in fiscal 2004, the Company abandoned leasehold improvements with a net book value of $1,407,518 which was partially offset by a write-off of deferred rent incentives of $796,840, resulting in a net expense of $610,678. As of September 30, 2004, all of the Company's equipment and leasehold improvements were written off.

      Depreciation and amortization expense for the years ended September 30, 2004 and 2003 was $290,545 and $1,256,599, respectively.

7. Acquisition of On-Site Trading, Inc.

      In an effort to increase its customer base and to achieve greater economies of scale, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with On-Site Trading, Inc. ("On-Site"). On October 1, 2001, the Company acquired the customer lists and certain other On-Site assets and liabilities (the retail business), including its 100% voting interest in On-Site Trading LLC, a broker-dealer subsidiary (the proprietary trading business) which was subsequently renamed ABW TRADING, LLC. Since the acquisition, the retail business and proprietary trading business have operated as one reporting unit. The acquisition was accounted for under the purchase method of accounting. Pursuant to the terms of the Asset Purchase Agreement, the Company issued 1,875,000 shares, which was later reduced by 175,000 of its Common Stock to On-Site.

      On May 9, 2002, the Company notified the LLC Class B members that it had elected to cease the proprietary trading business's operations as a result of declining revenues. On June 18, 2002, LLC withdrew its broker dealer registration and therefore was unable to continue trading activities. The remaining liability to the LLC Class B members as of September 30, 2004 was $1,910,600 and is included in the accompanying Consolidated Statement of Financial Condition as "Accrued Liabilities to LLC Class B Members".

8. Series A Redeemable Convertible Preferred Stock

      On November 29, 2001, the Company entered into the Series A Convertible Preferred Stock Purchase Agreement (the "Purchase Agreement") to issue and sell, in a private placement, an aggregate of 630 (690 shares authorized, par value $.01) shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock"). Each share was convertible into 3,390 shares of the Company's Common Stock at an exercise price of $2.95. The purchasers of the Preferred Stock were issued warrants, expiring in 5 years from the date of issuance, to purchase an additional 1,629,069 shares of Common Stock at an exercise price of $2.95.

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

      The Preferred Stock included a liquidation preference of $10,000 per share and bore a cumulative dividend at an initial 6% annual rate, which increased to a 15% annual rate after eighteen months, payable twice a year in shares of Common Stock. In June 2003 the holders of the Preferred Stock executed an agreement which waived their rights to penalties, dividends and stock issuances.

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

      The holders of the Preferred Stock were not subject to any limitations on the number of conversions of Preferred Stock or subsequent sales of the corresponding Common Stock that they could effect, other than a prohibition on any holder acquiring a beneficial ownership of more than 4.95% of the outstanding shares of the Company's Common Stock.

      In June 2004, holders of 560 shares of the Preferred Stock which was recorded at $6,008,625 including dividends and interest, exchanged their preferred stock into warrants to purchase 5,462,387 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants was $0.01. The warrants have a term of seven years and expire in June 2011. As of September 30, 2004, the impact of the preferred stock conversion and the issuance of warrants was to decrease Series A Preferred Stock by $6,008,625 and to increase Additional Paid-in Capital by the same amount.

      In July 2004, holders of remaining 70 shares of the Preferred Stock outstanding recorded at $858,376 including dividends and interest, agreed to exchange their preferred stock into warrants to purchase 780,342 shares of common stock of the Company. As of September 30, 2004, the impact of the preferred stock conversion and the issuance of warrants was to decrease Series A Preferred Stock by $858,376 and to increase Additional Paid-in Capital by the same amount.

9. Notes and Loans Payable

      The Company's outstanding obligation under notes and loans payable as of September 30, 2004 was as follows:

Notes Payable - Former Officer

                                                      Principal         Interest
         Effective Date         Maturity Date           Amount            rate
         --------------         -------------         ---------         --------
         October 1, 2001          On Demand            $500,000            10%
         February 2, 2002         On Demand             200,000            10%
                                                       --------
                                                       $700,000
                                                       ========

      As of September 30, 2004, accrued interest on these notes payable - former officer amounted to $218,472, which is included in accounts payable and accrued liabilities in the accompanying Consolidated Statement of Financial Condition.

      On October 8, 2003, the Company borrowed $150,000 from a third party lender at the rate of 12% per annum and issued 250,000 shares of the Company's common stock, which represented a finance charge of $87,500. The loan was payable in fourteen equal monthly installments. During the three months ended March 31, 2004, the Company made principal payments in the amount of $25,000. During April 2004, the Company repaid the loan and accrued interest, through $21,000 in cash payments and offset $139,150 against commissions owed to the Company by the lender.

      On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, during January and February 2004, the Company borrowed an additional $369,969 from the same third party at the rate of 20% per annum. The note is due on demand. As of September 30, 2004, $40,619 of interest has accrued on this note and is included in Accounts Payable and Accrued Liabilities in the accompanying Consolidated Statement of Financial Condition.

      In June 2004, certain note holders agreed to forgive notes payable, including accrued interest, in the amount of $1,102,500 in exchange for warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years. The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $900,000, decrease Accrued Liabilities, for accrued interest, by $202,500 and to increase Additional Paid-in Capital $1,102,500.

      In July 2004, the Company and certain note holders reached an agreement to forgive notes payable, including accrued interest, in the amount of $2,725,321 in exchange for warrants to purchase 1,000,000 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.19. In addition the Company agreed to amend an existing warrant agreement, for 1,000,000 shares of common stock of the Company, held by the note holder to reflect a decrease in the exercise price from $0.918 to $0.01. The warrants will have a term of seven years. There was no financial statement impact for the amendment to the warrant exercise price. The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $2,182,826, decrease Accrued Liabilities, for accrued interest, by $542,495 and to increase and to increase Additional Paid-in Capital $2,725,321.

10. Secured Demand Note and Subordinated Borrowings

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

      During the term of the SDN, the Company liquidated approximately $2.4 million of the SDN Collateral. This cash was used by the Company to support its operations. This transaction is reflected in the accompanying Consolidated Statements of Financial Condition as a reduction of the principal amount of the SDN. As of September 30, 2004, in connection with the Company's repayment of approximately $2.9 million of principal and interest, the remaining balance of the SDN was reduced to $-0-.

Subordinated Borrowings

      At September 30, 2004, subordinated borrowings consisted of $5,530,000 of subordinated notes payable to general creditors, of which $5,000,000 bearing interest at 7% was due on June 30, 2004, $200,000 bearing interest at 15%, $150,000 bearing interest at 13%, and the balance of $180,000 bearing interest at 12% are due on October 31, 2006. In connection with the issuance of the $5,000,000 subordinated borrowing the Company issued warrants to the lender to purchase 500,000 shares of ABWG common stock at an exercise price of $0.75 per share.

      The Company recorded a debt discount in the amount of $273,724 which was amortized to interest expense over the life of the subordinated loan. Interest expense relating to the warrants was $136,862 for each of the years ended
September 30, 2004 and September 30, 2003. On January 22, 2004, the NASD rescinded its approval of the Subordinated Borrowing Agreement. A.B. Watley Inc. ceased operations in January 2004. In February 2004, A.B. Watley Inc. withdrew its registration as a broker/dealer. Of the total subordinated borrowings, $180,000 is from an officer and shareholder of the Company. Interest expense of approximately $328,000 and $316,000 was incurred on subordinated borrowings during the years ended September 30, 2004 and 2003, respectively.

      Subordinated borrowings as of September 30, 2004 and 2003 are as follows:

  September 30, 2004    September 30, 2003    Interest Rate        Maturity
  ------------------    ------------------    -------------    ----------------
         $ 2,441,260           $ 5,000,000          7%             Matured
             125,000               125,000         12%         October 31, 2006
              55,000                55,000          0%         October 31, 2006
             200,000               200,000         15%         October 31, 2006
             150,000               150,000         13%         October 31, 2006
  ------------------    ------------------
          $2,971,260           $ 5,530,000
  ==================    ==================

      In March 2003, the holder of the $5 million secured demand note demanded repayment of the note. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million of principal and interest (which was repaid in April 2004) of the $5 million outstanding principal of the secured demand note (see Legal Proceedings). In June 2004, the note matured and the Company has not paid the remaining balance and has not received an extension of the maturity date. As of September 30, 2004, principal in the amount of $2,441,260 and accrued interest of $105,342 remains due and outstanding.

11. Stockholders' Deficit

      On October 8, 2003, in connection with the issuance of a $150,000 note payable from a third party lender, the Company issued 250,000 shares of the Company's common stock, which represented a finance charge of $87,500. This charge was amortized to interest expense over the life of the note. During April 2004, the Company repaid the loan and accrued interest and the remaining unamortized finance charge was charged to interest expense at this time. The impact of the recordation of this finance charge was to increase Interest Expense by $87,500 and to increase Common Stock by $250 and to increase Additional Paid-In Capital by $87,250.

      In June 2004, certain note holders agreed to forgive notes payable, including accrued interest, in the amount of $1,102,500 in exchange for warrants to purchase 987,771 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.01. The warrants have a term of seven years. The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $900,000, decrease Accrued Liabilities, for accrued interest, by $202,500 and to increase Additional Paid-in Capital by $1,102,500.

      In July 2004, the Company and certain note holders reached an agreement to forgive notes payable, including accrued interest, in the amount of $2,725,321 in return for warrants to purchase 1,000,000 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants is $0.19. In addition the Company agreed to amend an existing warrant agreement, for 1,000,000 shares of common stock of the Company, held by the note holder to reflect a decrease in the exercise price from $0.918 to $0.01. The warrants will have a term of seven years. There was no financial statement impact for the amendment to the warrant exercise price. The impact of the forgiveness of the notes payable and the issuance of warrants was to decrease Notes Payable by $2,182,826, decrease Accrued Liabilities, for accrued interest, by $542,495 and to increase and to increase Additional Paid-in Capital $2,725,321.

      As described in Note 8, Series A Redeemable Convertible Preferred Stock, during June 2004 and July 2004, the holders of the 630 shares of the Preferred Stock outstanding which was recorded at $6,867,001 including dividends and interest, agreed to exchange their preferred stock into warrants to purchase an aggregate of 6,242,729 shares of common stock of the Company. The exercise price for each of the common shares to be received upon exercise of the warrants was $0.01. The warrants have a term of seven years and expire in June and July 2011. As of September 30, 2004, the impact of the preferred stock conversion and the issuance of warrants was to decrease preferred stock by $6,867,001 and to increase Additional Paid-in Capital by the same amount.

      In July 2004, the Company sold 5,000,000 shares of common stock for $2,000,000 in a private placement transaction. As of September 30, 2004, the Company has received $735,891 in cash payments and rebate commissions applied towards the purchase of the shares, with the remaining balance to be received in installments through April 1, 2005. As of September 30, 2004, the impact of the sale of the common stock was to increase common stock by $5,000, to increase Additional Paid-In Capital by $1,995,000 and to set up a contra-equity account, Subscription Receivable in the amount of $1,264,109.

      During July 2004, the Company issued 1,300,000 options to a consultant for financial services to be performed over the next two years. The options vested 1/3 on the date of grant and 1/3 on the one (1) year anniversary of the grant and the remaining 1/3 on the second (2)year anniversary of the grant. At the time of the grant of the options to the consultant, the Company determined that the fair value of the options was $179,078, which is being amortized over the service period.

      In August 2004, the Company issued 175,000 shares of its common stock to settle outstanding vendor debt in the amount of $260,935. The impact of this settlement was to decrease Accounts Payable by $260,935, increase Common Stock by $175 and increase Additional Paid-In Capital by $260,760.

      Effective August 9, 2004, the Company reached an agreement with their legal counsel, Sichenzia Ross Friedman Ference LLP ("Sichenzia") with respect to an outstanding invoice to Sichenzia which amounted to approximately $141,000 (the "Outstanding Balance") as of June 30, 2004. The agreement provided for the payment of the Outstanding Balance in various installments, of which $80,000 has been paid as of November 8, 2004. The remaining installments are as follows: (i) $10,000 is due on or before November 30, 2004,(ii) $10,000 is due on or before December 31, 2004, and (iii) the remaining balance of $29,365 is due on or before January 15, 2005. As an alternative to the January 15, 2005 payment, the Company can make aggregate payments of $41,365 in monthly installments over a four-month period commencing January 31, 2005. In consideration of the foregoing settlement, the Company issued an aggregate of 550,000 shares of common stock to designated partners in Sichenzia. Sichenzia agreed that 450,000 of these shares will be returned to the Company in the event that the Company pays the Outstanding Balance in full and does not at any time prior to the share surrender allow the current balance due to Sichenzia exceed $30,000 for a period of more than 45 days. In the event that the Company does not satisfy these conditions, Sichenzia can retain the 450,000 shares and apply the proceeds received from the sale of these shares against the remaining Outstanding Balance and/or any other sums then due by the Company to Sichenzia. The remaining 100,000 shares of common stock issued to Sichenzia are considered to be a financing charge for the settlement agreement and accordingly are not returnable to the Company.

      As of September 30, 2004, the Company has issued a former attorney 200,000 shares of common stock of the Company as collateral for the timely payment of all amounts due under a settlement agreement entered into between the Company and their former legal counsel. The impact of this issuance of restricted common stock as collateral was to increase Common Stock by $200 and decrease Additional Paid-In Capital by the same amount.

      During  the  year  ended   September  30,  2004,   the  Company   recorded
amortization of Option Costs in the amount of $13,996 which resulted in an increase to Employee Compensation and Related Costs by $13,996 and the increase to Unamortized Option Costs by $13,996. At September 30, 2004, there were no remaining Unamortized Option Costs.

      During the year ended September 30, 2004, the Company reclaimed 100,000 shares of common stock that had previously been issued to On-Site. The Company is currently in the process of obtaining this share certificate so that these shares may be retired.

12. Commitments and Contingencies

Late Filings

      Prior to the quarter ended June 30, 2004 the Company did not file certain required reports with the SEC on a timely basis. Specifically , the annual report on Form 10-K for the year ended September 30, 2003 and the quarterly reports on Form 10-Q for the quarters ended December 31, 2003 and March 31, 2004. The Company's financial statements do not reflect a reserve for any potential fines or penalties that may result from such late filings. In addition, the Company has not filed its tax returns for the years ended September 30, 2004, 2003, 2002 & 2001.

Lease Agreements

      During the majority of the year ended September 30, 2004, the Company's principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expired in June 2009. The Company's previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 and the landlord is seeking a money judgment for all rent arrears (a provision has been provided in the consolidated financial statements). In connection with Company's relocation of its headquarters from 40 Wall Street, New York, NY to 90 Park Avenue, New York, NY, for the year ended September 30, 2004, the Company abandoned leasehold improvements with a net book value of $1,407,518 which was partially offset by a write-off of deferred rent incentives of $796,840, resulting in a net expense of $610,678, which is included in Loss on Abandonment of Leasehold Improvements, Net of Deferred Rent Incentive, in the Consolidated Statement of Operations.

      The Company is in default of making the minimum payments required under certain of its capital lease agreements. The Company is in the process of negotiating settlements with such vendors which is not expected to have a material effect on the consolidated financial statements.

      The Company presently occupies approximately 8,500 square feet at 90 Park Avenue, 26th Floor, New York, NY 10016 pursuant to an arrangement with the lessee, a related party (principals) to the Company, of the space. The term of the lease expires on May 31, 2014. AB Watley Direct Inc. has guaranteed the full and timely performance of all obligations of the lessee under the lease. The lease provides for the payment of an annual base rental, together with lessee's proportionate share of building operating expenses including taxes. The base annual rental for years 1 through 3, 4 through 6, and 7 through 10 is $366,376, $411,056, and $464,672, respectively. Under the arrangement, the Company occupies approximately 95% of the leased space and pays a proportionate amount of the lease payments.

The aggregate minimum future rental payments, including a provision for a portion of the lease payment associated with 40 Wall Street, are as follows:

                  Fiscal Year Ended
                        2005            $  889,642
                        2006               859,550
                        2007               858,057
                        2008               900,503
                        2009               773,003
                     Thereafter          2,156,257
                                        ----------
                                        $6,437,012
                                        ==========

Rent expense for the years ended September 30, 2004 and 2003 was $1,013,027 and $1,365,051, respectively.

Employment Agreements

      During the year ended September 30, 2002, the Company entered into four employment agreements with certain key executives. The terms of the agreements ranged from two to four years and provided for annual compensation of $850,000. The agreements also provided for a discretionary bonuses based upon the performance of the Company. During the year ended September 30, 2003, two of these executives employment were terminated. The termination of these employers is not expected to have a material effect on the consolidated financial statements. Total annual compensation under the two remaining employment agreements is as follows:

                                             Annual
         Fiscal Year Ended               Compensation
         -----------------               ------------
         2005                                $350,000
         2006                                 330,000
                                             --------
                                             $680,000
                                             ========

Litigation

      The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with claims by dissatisfied clients for fraud, unauthorized trading, churning, mismanagement, and breach of fiduciary duty, as well as in connection with the underwriting or distribution of securities. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages.

      In the ordinary course of business, the Company is, and may become, a party to legal proceedings or arbitration. Except as described below, the Company is not a party to any material legal proceedings or arbitrations.

      In Summer 2004, the Company learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on the Company's premises. The Company, along with its Vice Chairman, and the Chief Compliance Officer of its subsidiary, A.B. Watley Direct, Inc., has been supoenaed by the Commission in connection with the investigation. The Company has produced documents. The Chief Compliance Officer of A.B. Watley Direct, Inc. has produced documents and has provided testimony. It is anticipated that the Vice Chairman and others will provide testimony in 2005. The Company and its officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, the Company is unable to determine the outcome of the investigation.

      The Company is a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter has been settled in the amount of $34,658 payable on an installment basis of eight (8) months (a provision has been provided for in the consolidated financial statements). The Company is in default of the settlement agreement.

      The Company is a defendant in an action titled General Electric Capital Corp., as Assignee of Sun Microsystems, Inc. v. A.B. Watley Group Inc. f/k/a Internet Financial Services, Inc., Supreme Court of the State of New York, County of New York, Index No. 117675/02. This was a breach of contract action in connection with the lease of equipment, which sought compensatory damages of $195,356 plus interest, costs and attorney's fees (a provision has been provided for in the consolidated financial statements). In November 2004, the Company settled this matter for $30,000, full payment of which has been made.

      The Company's former legal counsel, has filed a complaint against the Company. The title of the action is Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus accrued interest thereon, for unpaid legal fees (a provision has been provided for in the consolidated financial statements). A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery.

      The Company is defendant in an action titled Hyperfeed Technologies,  Inc.
v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has obtained a consent judgment order against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided for in our consolidated financial statements). Currently, Plaintiff is conducting post-judgment discovery.

      The Company is respondent in an arbitration filed in or about July 2003 titled John W. Donavan and Bettina H. Wolff v. A.B. Watley, Inc. Claimants are seeking damages of approximately $94,800 relating to the suitability of Claimants' investments (a provision has been provided for in the consolidated financial statements). The Company denies all wrongdoing in connection with this matter asserting that it acted in accordance with its customer agreement as well as applicable federal securities law. The parties have settled this matter in its entirety.

      The Company is respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this claim against A.B. Watley, Inc. in August 2002 seeking damages for unpaid commissions of approximately $147,000 (a provision has been provided for in the consolidated financial statements) plus legal fees and costs in the amount of $4,025 for arbitration fees and disbursements. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has counterclaimed for $608,000 against Claimants for breach of contract and fiduciary duty. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

      The Company is defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 plus interest accrued thereon (a provision has been provided for in the consolidated financial statements). A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584 payable on an installment basis. As of February 24, 2004 A.B. Watley Group Inc. is in default of the settlement agreement.

      The Company's principal offices were formerly located at 40 Wall Street, New York, New York at an annual cost of approximately $920,000 per year, plus escalations. The Company's previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 (a provision has been provided for in the consolidated financial statements) and the landlord is seeking a money judgment for all rent arrears.

      The Company's former landlord, W.B. Wood & Co. Inc. filed a Notice of Petition for Non-Payment against the Company in the District Court of the County of Suffolk for failure to pay amounts owed in connection with the lease of the Company's Melville, New York office space. The Company did not respond to the action and the former landlord obtained a judgment against the Company in the amount of $17,019, which is presently owed (a provision has been provided for in the consolidated financial statements).

      The Company is defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003 (a provision has been provided for in the consolidated financial statements). Plaintiff is presently conducting post-judgment discovery.

      The Company is respondent in an arbitration titled Jeffrey Spittel v. A.B. Watley, Inc., NASD Arbitration No. 03-08076. Claimant has submitted this claim to arbitration claiming breach of contract, respondeat superior, and misappropriation and conversion, in the amount of $7,500 plus punitive damages, costs, disbursements and reasonable attorneys' fees. A.B. Watley, Inc. filed an answer on January 12, 2004. A hearing had been scheduled for November 23-24, 2004 in New York, but was adjourned at the Claimants request. The NASD has not advised the parties of the rescheduled hearing date. A.B. Watley, Inc. denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      The Company is defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. On or about April 23, 2004, the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years (a provision has been provided for in the consolidated financial statements). The Company has paid $42,000 of this amount. However, the parties are litigating whether the Company is in default of the settlement agreement.

      The Company is defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by the Company, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for the Company. The Company has paid $65,000 pursuant to the Forbearance Agreement. On December 17, 2003, Plaintiff issued the Company a Notice of Default under the Forbearance Agreement, which the Company has failed to cure. Under the Forbearance Agreement, Plaintiff may execute on the outstanding balance of the judgment in the amount of $158,794 without further notice to the Company (a provision has been provided for in the consolidated financial statements). Plaintiff has made efforts to seek information to collect upon the judgment.

      The Company  was the  defendant  in an action  titled  A.B.  Watley  Group
Inc./John Martinez, Case No. 2-4173-03-36 Section 806 Sarbanes-Oxley Act Complaint. On July 11, 2003, the U.S. Department of Labor ("DOL") gave us notice that John Martinez, a former officer of ours, had filed a complaint against us under Section 806 of the Sarbanes-Oxley Act of 2002 (the "Act"). On March 9, 2004, the Department of Labor gave notice that it had completed its investigation and dismissed the complaint. Complainant appealed. This matter was settled for $20,000, full payment of which has been made.

      The Company was the respondent in an arbitration titled MCI Worldcom Communications, Inc. v. A.B. Watley Group Inc., JAMS Arbitration, Reference # 1410003356. On September 16, 2003, claimant filed this arbitration against the Company asserting a breach of contract claim in the amount of $135,644. On
January 26, 2004, the Company submitted its answer denying all material allegations and asserting several affirmative defenses. On March 22, 2004, the Arbitrator held a Preliminary Conference and issued a Preliminary Hearing Order directing the parties to submit a brief addressing the arbitrability of one of Claimant's claims and our statute of limitations defense. On April 28, 2004, JAMS informed the parties the Arbitrator had resigned due to illness. A new Arbitrator was assigned to the matter, but we objected to the Arbitrator appointment. This matter was settled for $30,000, full payment of which has been made (a provision has been provided for in the consolidated financial statements).

      In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, the Company filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable in the consolidated financial statements is $2,441,260. The Noteholder agreed that as long as the Company was not in default of any of its obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that it did not meet certain of its obligations under the terms of the settlement agreement. On June 2004, the note matured and the Company has not paid the remaining balance or received an extension of the maturity date.

      The Company is plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. The Company has sued its former CEO who has filed a counterclaim against the Company. The Company is unable at this time to provide a opinion as to the likely outcome, nor the potential expense to be incurred.

      The Company is defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. The Company has filed an answer denying all wrongdoing. The Company denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      The Company was the respondent in an arbitration titled William Frymer v. A.B. Watley, Inc., NASD Arbitration No. 03-05524. The claimant, a former employee of the Company, commenced this arbitration claiming breach of contract and violation of New York labor laws. The Claimant sought unpaid salary and bonus, stock options, liquidated damages and punitive damages. The Parties agreed to a settlement of $75,000, which has been provided for in the consolidated financial statements and subsequently paid in full.

      On December 9, 2004, A.B. Watley, Inc. was notified of an award rendered by an NASD arbitration panel against A.B. Watley, Inc. for compensatory damages in the amount of $811,927 (a provision has been provided for in the consolidated financial statements) to claimant, James B. Fellus, in the case encaptioned James B. Fellus vs. A.B. Watley, Inc. (NASD Arbitration No.: 03-05526). All other relief sought by claimant (including an award against A.B. Watley Direct, Inc. and/or A.B. Watley Group, Inc., and for attorneys fees and punitive damages) was expressly denied. The arbitration involved claims by a former employee of A.B. Watley, Inc. for alleged breach of contract (all other claims having been withdrawn by the former employee). The amount awarded presumably represented damages for alleged non-payment of contractual salary. A.B. Watley, Inc. intends to move to vacate the award by asserting, among other things, that the panel manifestly disregarded the undisputed facts and applicable, well-settled law.

      The Company is the respondent in an action titled Dover Limited et al v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, the Company, its president, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. The Company denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

      Effective August 9, 2004 we reached an agreement with legal counsel, Sichenzia Ross Friedman Ference LLP ("Sichenzia") with respect to our outstanding invoice to them of approximately $141,364 (the "Outstanding Balance") as of June 30, 2004 (a provision has been provided for in the consolidated financial statements). The agreement provides for the payment of the Outstanding Balance in installments, $90,000 of which has been paid as at November 8, 2004. The remaining installments are due on or before December 31, 2004 ($10,000) and on or before January 15, 2005 ($29,364). As an alternative to the January 15, 2005 payment, the Company can make payment of an aggregate of $41,364 in installments over a period of four months commencing January 31, 2005. In consideration of the foregoing, the Company also issued an aggregate of 550,000 shares of our common stock to designated partners in Sichenzia. Sichenzia has agreed that 450,000 of such shares will be returned to the Company for cancellation in the event that it pays the Outstanding Balance in full and does not at any time prior thereto allow the current balance due to them to exceed $30,000 for a period of more than 45 days. In the event the Company does not satisfy these conditions, Sichenzia can retain the 450,000 shares and apply the sale proceeds against the Outstanding Balance and any other sums then due by the Company to them.

      In addition to the foregoing, in the ordinary course of business, the Company and its principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. Except as set forth herein, the Company is not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which could have a material adverse effect on our business. There can be no assurance that one or more disciplinary actions, if decided adversely against us, would not have a material adverse effect on our business, financial condition and results of operations.

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

The options generally expire within ten years after the date of grant. The number of shares delivered in the aggregate under the 2004, 2003, 2000, 1999, 1998 and 1997 Plans cannot exceed 6,500,000, 2,000,000, 1,600,000, 800,000,
800,000 and 400,000 shares, respectively, (12,100,000 shares in total).

      A summary of the Company's stock option activity and related information for the years ended September 30, 2004 and 2003 is as follows:

                                                                       Weighted
                                                                        Average
                                                      Number of        Exercise
                                                        Shares          Price
                                                      ----------        ------
          Outstanding at September 20, 2002            3,579,387        $ 2.12
              Granted                                    500,000        $ 0.35
              Exercised                                       --            --
              Forfeited                               (1,386,687)       $15.23
                                                      ----------        ------
          Outstanding at September 30, 2003            2,692,700        $ 6.37
              Granted                                  6,875,000        $ 0.20
              Exercised                                       --            --
              Forfeited                                  (32,450)       $ 8.58
                                                      ----------        ------
          Outstanding at September 30, 2004            9,535,250        $ 0.23
                                                      ----------        ------

          Exercisable at September 30, 2002            2,614,913        $ 0.39
          Exercisable at September 30, 2003            1,699,430        $ 6.94
          Exercisable at September 30, 2004            4,693,592        $ 0.27

      Included in the table above are non-employee option grants of 1,400,000 and -0- shares for the years ended September 30, 2004 and September 30, 2003, respectively. Compensation expense related to these stock options for the years ended September 30, 2004 and 2003 was $77,458 and $0, respectively.

      During the year ended September 30, 2004 the Company issued options to purchase 6,875,000 shares of its common stock to certain of its employees and consultants. The weighted average exercise price of the options awarded was $.20 and with an average expiration term of ten years. Additionally, during the year ended September 30, 2004, options to purchase 30,000 shares of the Company's common stock were voluntary forfeited and 2,450 were forfeited due to termination of employment.

      The weighted average fair value of options granted during the years ended September 30, 2004 and 2003, was $0.20 and $0.35, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

                                                  Years Ended September 30,
                                               2004 Grants       2003 Grants
                                               -----------      ------------
     Dividend yield                                 0%               0%
     Weighted average expected life:

        Employees:                                  10.0 years       10.0 years

        Non-employees                               10.0 years       --

     Weighted average risk-free interest rate       4.52%            4.21%

     Expected volatility                            416%             109%

      Additional information regarding options outstanding as of September 30, 2004 is as follows:

                                            Options Outstanding                                    Options Exercisable
                                           ----------------------                               -------------------------
Range of                  Number of           Weighted Average      Weighted Average     Number Exercisable      Weighted Average
Exercisable Prices    Outstanding as of     Remaining Contractual    Exercise Price      as of 9/30/04           Exercise Price
                           9/30/04              Life in years
---------------------------------------------------------------------------------------------------------------------------------
$0.10 - $ 0.35             9,475,000               9.29                  $ 0.19             4,641,667                 $ 0.18
$2.90 - $ 6.13                45,000               6.68                  $ 4.33                36,675                 $ 4.66
$10.19 - $17.50               15,250               5.49                  $14.34                15,250                 $14.34
                           ---------                                                        ---------
                           9,535,250                                                        4,693,592
                           =========                                                        =========

14. Stock Warrants

      A summary of the Company's warrant activity and related information for the year ended September 30, 2004 is as follows:

                                                  Number of          Range of
                                                   Shares        Exercise Prices
                                                 ----------      ---------------
        Outstanding at September 30, 2003         7,037,036        $0 - $19.47

        Issued in exchange for Series A
          Preferred Stock                         6,242,728           $.01

        Issued in exchange of debt                1,987,771           $.01

        Expired                                   (929,791)       $6.75 -$19.47

        Forfeited with exchange of Series A
          Preferred Stock                        (1,629,069)          $2.95
                                                 ----------
        Outstanding at September 30, 2004        12,708,675        $0 - $3.69
                                                 ----------

15. Income taxes

      The Company has no income tax liability for Federal, State, and Local income tax purposes. The Company is subject only to minimum taxes based on capital and the provision for income taxes for each of the years ending September 20, 2004, and 2003 amounted to $0.

                                                                       Years Ended September 30,
                                                                         2004             2003
                                                                        -----            -----

         Tax benefit at federal statutory rate                          (34.0%)          (34.0%)
         State taxes, net of federal tax effect                           0.1              0.1
         Increase in valuation allowance on deferred tax assets          33.9             33.9
         Other                                                            0.1              0.1
                                                                        -----            -----
         Effective tax rate                                               0.1%             0.1%
                                                                        =====            =====

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that give rise to deferred tax assets at September 30, 2004, are principally the result of net operating carryforwards. At September 30, 2004, the Company had a net operating loss carry forward for federal, state and local tax purposes of approximately $74,000,000 that will begin to expire no sooner than September 30, 2013.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus a 100% valuation allowance of theses benefits ($29,600,000) was established. The valuation allowance increased by $3.6 million from the year ended September 30, 2003 as compared to the year ended September 30, 2004. Certain of such net operating loss benefits may be limited as a result of a change of control.

16. Subsequent Events

      Effective October 12, 2004 we retained Sichenzia to represent us in the action titled Dover Limited and Wendy Sui Cheng Yap v. A.B. Watley Inc., Robert Malin, Keith Sorrentino, John Coakley, Alain Assemi and John J. Amore (Case No.:
04 CV 7366) as filed in the United States District Court, Southern District of New York. In connection therewith, we paid Sichenzia an initial retainer of $10,000 and issued an aggregate of 1,000,000 shares of our common stock to designated partners of Sichenzia. In the event we pay all Sichenzia invoices related to this matter within 30 days of issuance, the 1,000,000 shares will be returned to us for cancellation. If we fail to do so, the shares will be retained and the proceeds from sales thereof will be applied to all of the outstanding and current balances due by us to them. Any excess will be applied to additional fees incurred, if any. Any remaining proceeds after that will be retained by the share recipients.

      In October 2004 we issued an aggregate of 300,000 shares of our common stock to three persons with respect to legal and other services rendered and 100,000 shares to an affiliate of our legal counsel in return for services provided in connection with a debt conversion.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

On October 10, 2002, Israeloff, Trattner & Co., P.C. ("Israeloff") resigned as our Independent Public Accounting Firm. Israeloff did not issue any reports on our financial statements and, therefore, no report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principle. Furthermore, during the two most recent fiscal years and any subsequent interim period, there were no disagreements with Israeloff within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Israeloff, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On October 21, 2002, we engaged Marcum & Kliegman LLP as our Independent Registered Public Accounting Firm. Prior to such appointment, we had no discussions with Marcum & Kliegman LLP on any matter, including but not limited to:

      o the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or

      o any matter that was either the subject matter of a disagreement or a reportable event.

                        ITEM 8A. CONTROLS AND PROCEDURES

      Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the Commission rules and forms. Such evaluation did not identify any change in the year ended September 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

      Not applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

Directors serve until the next annual meeting of the stockholders until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. Steven Malin and Robert Malin, our Chairman and Vice Chairman respectively, are brothers.

The following table sets forth certain information, as of December 20, 2004 with respect to our directors and executive officers.

                                                                Date of Election
                                                                  or Appointment
Name             Positions Held                        Age         as Director
----             --------------                        ---         -----------
Steven Malin     Chairman of Board                      46          May 1996

Robert Malin     President, Vice Chairman of Board      39          May 1996

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Steven Malin co-founded the Company in May 1996 and has been our Chairman of the Board since inception. Mr. Malin also served as Chief Executive Officer from May 1996 to September 2002. From August 1993 to December 1996, Mr. Malin served as a consultant to the Company. From 1987 to 1993, he was a Senior Foreign Exchange Options Broker for Tullett and Tokyo Forex, Inc., a global inter-bank money brokering firm with its primary offices located in London, New York and Tokyo. Mr. Malin attended the Fletcher School of Law and Diplomacy from 1982 to 1984. He received a bachelor of arts degree from Vassar College in 1980.

Robert Malin is a co-founder of the Company and has served as a director since inception. He has been associated with the Company since August 1993, initially as General Securities Principal and director of day-to-day operations and, most recently, serving as President. His earlier experience includes managing equity trading, client services and brokerage operations.

BOARD OF DIRECTORS

      Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      During the fiscal year ended September 30, 2004 and the period subsequent thereto, based upon an examination of the public filings, required Forms 3, 4 or 5 filings were not made by Robert Malin, Steven Malin, Kentan Ltd., and Yanzu Inc. Messrs. Steven and Robert Malin have advised us that they intend to file Forms 5 as soon as practicable.

CODE OF ETHICS

On December 1, 2004 we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is being filed as an exhibit to this report. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o A.B. Watley Group Inc. at 90 Park Avenue, New York, New York 10016.

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2004 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2004 that received annual compensation during the fiscal year ended September 30, 2004 in excess of $100,000.

SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION                        AWARDS                         PAYOUTS
                               -------------------                        ------                         -------
                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                                         RESTRICTED      SECURITIES
NAME AND                                              OTHER ANNUAL        STOCK         UNDERLYING        LTIP       ALL OTHER
PRINCIPAL                                             COMPENSATION        AWARDS         OPTIONS/        PAYOUTS      COMPEN-
POSITIONS        YEAR     SALARY ($)     BONUS ($)        ($)              ($)           SARS (#)          ($)       SATION ($)
-------------    ----     ----------     ---------        ---              ---           --------          ---       ----------
Steven Malin,    2004        150,000            0          0                0           1,300,000(1)        0             0
Chairman         2003        150,000            0          0                0               0               0             0
                 2002         17,212            0          0                0             800,000           0             0

Robert Malin,    2004        201,461(2)         0          0                0           1,300,000           0             0
Vice Chairman,   2003        198,539(2)         0          0                0               0               0             0
President        2002         88,846            0          0                0           1,300,000           0             0
and Director


Gary Mednick,    2004        250,000            0          0                0               0               0             0
President        2003        250,000            0          0                0               0               0             0
A.B. Watley      2002        250,000       50,000          0                0              25,000           0             0
Direct, Inc.

      (1)   Represents options issued to the wife of Steven Malin.

      (2) $118,128 and $26,459 of this amount for the years ended September 30, 2004 and 2003, respectively, was received in the capacity of a consultant. Under the consulting agreement Mr. Malin provided general managerial and business development services. The agreement had no term and was cancelable by the Company at any time. All amounts paid to Mr. Malin under the consulting agreement were deducted from the amount due under his employment agreement so he may not receive total compensation in excess in of that provided for in his employment agreement.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted to executive officers named in the Summary Compensation Table during the fiscal year ended September 30, 2004:

                      NUMBER OF
                      SECURITIES        % OF TOTAL
                      UNDERLYING      OPTIONS GRANTED
                   OPTIONS GRANTED    TO EMPLOYEES IN     EXERCISE
     NAME                (#)            FISCAL YEAR      PRICE ($/SH)    EXPIRATION DATE
Steven Malin          1,300,000            23.7%             $.20         July 29, 2014
Robert Malin          1,300,000            23.7%             $.20         July 29, 2014
Gary Mednick              0                 N/A              N/A               N/A

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                                             Number of Securities
                                Shares                      Underlying Unexercised        Value of Unexercised
                               Acquired                          Options/SARs           In-the-Money Options/SARs
                                  On          Value          at Fiscal Year End (#)       at Fiscal Year End ($)
                               Exercise      Realized            Exercisable/                 Exercisable/
Name                              (#)          ($)               Unexercisable                Unexercisable
----------------               --------      --------            -------------                -------------
Steven Malin                      N/A           N/A            933,333/1,166,667             30,000/18,000

Robert Malin                      N/A           N/A           1,463,333/1,166,667            60,000/18,000

Gary Mednick                      N/A           N/A                25,000/0                        N/A

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended September 30, 2004.

EMPLOYMENT   CONTRACTS,   TERMINATION  OF  EMPLOYMENT,   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

On September 9, 2002, we entered into three-year employment agreements with Steven Malin and Robert Malin, both of which are automatically renewable for additional one-year terms. The employment agreements provide for annual base compensation of $150,000 for Steven Malin and $200,000 Robert Malin. Each agreement provides for a discretionary bonus based upon our performance, payable semi-annually, as may be approved by our board of directors or a committee of the board.

Each of the employment agreements requires the officer to devote his full time and efforts to our business and contains non-competition and non-disclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that we may terminate the agreement for cause. In addition, each employment agreement provides for termination by either party without cause upon at least 180 days written notice prior to the end of the original term or any renewal term. In the event that either Steven Malin or Robert Malin terminate their employment agreement for good reason or we terminate the employment agreement without cause, then the applicable officer is entitled to the following:

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

On October 1, 2001 we entered into an employment agreement with Gary Mednick pursuant to which Mr. Mednick agreed to serve as our Executive Vice President-Business Development. The agreement provided for a base annual salary of $250,000, guaranteed bonus payments of $50,000, and stock options, the amount of which was to be determined based upon Company revenues during the employment period. The employment agreement expired on September 30, 2003. On October 1, 2003, we entered into a month to month verbal employment agreement with Mr. Mednick whereunder we pay Mr. Mednick an annual salary of $250,000. Since February 2004, Mr. Mednick has served as the president of A.B. Watley Direct Inc.

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

REPORT ON REPRICING OF OPTIONS/SARS

      During the fiscal year ended September 30, 2004 we did not adjust or amend the exercise price of any stock options or SARs issued to the named executives.

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 20, 2004. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock;

      o     each of our directors;

      o     each of our executive officers; and

      o     our executive officers, directors and director nominees as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

-----------------------------------------------------------------------------------------------------------------------------
Name and Address                                                             Number of Shares               Percentage
of Beneficial Owner                       Title of Class                    Beneficially Owned            Outstanding(1)
-----------------------------------------------------------------------------------------------------------------------------
Steven Malin                       Common Stock, $.001 par value                3,783,702(2)(3)                 17.7%

-----------------------------------------------------------------------------------------------------------------------------
Penson Financial Services          Common Stock, $.001 par value                3,041,890(4)                    13.2%
Inc.

-----------------------------------------------------------------------------------------------------------------------------
Penson Worldwide Inc.              Common Stock, $.001 par value                3,041,890(4)                    13.2%

-----------------------------------------------------------------------------------------------------------------------------
Onsite Trading Inc.                Common Stock, $.001 par value                1,700,000                        8.3%
Liquidating Trust

-----------------------------------------------------------------------------------------------------------------------------
DMG Legacy International Ltd       Common Stock, $.001 par value                3,280,023(5)                     13.8%

-----------------------------------------------------------------------------------------------------------------------------
DMG Legacy Institutional           Common Stock, $.001 par value                3,280,023(5)                     13.8%
Fund LLC

-----------------------------------------------------------------------------------------------------------------------------
DMG Legacy Fund LLC                Common Stock, $.001 par value                3,280,023(5)                     13.8%

-----------------------------------------------------------------------------------------------------------------------------
SDS Merchant Fund, L.P.            Common Stock, $.001 par value                2,993,919(6)                     12.8%

-----------------------------------------------------------------------------------------------------------------------------
Robert Malin                       Common Stock, $.001 par value                3,370,933(2)(7)                  15.5%

-----------------------------------------------------------------------------------------------------------------------------
Eric Steinberg                     Common Stock, $.001 par value                1,586,815(8)                      7.4%

-----------------------------------------------------------------------------------------------------------------------------
Gary Mednick                       Common Stock, $.001 par value                1,725,000(9)                      8.4%

-----------------------------------------------------------------------------------------------------------------------------
Michael Picone                     Common Stock, $.001 par value                1,033,333(10)                     4.8%

-----------------------------------------------------------------------------------------------------------------------------
Linda Malin                        Common Stock, $.001 par value                2,207,400(2)(12)                 10.4%

-----------------------------------------------------------------------------------------------------------------------------
Kentan Ltd.                        Common Stock, $.001 par value                2,500,000                        12.2%

-----------------------------------------------------------------------------------------------------------------------------
Yanzu Inc.                         Common Stock, $.001 par value                2,500,000                        12.2%

-----------------------------------------------------------------------------------------------------------------------------
All Executive Officers and         Common Stock, $.001 par value                7,158,635(2)(3)(7)               33.2%
Directors as a Group
(2 persons)

-----------------------------------------------------------------------------------------------------------------------------

(1) The percentages computed in this column of the table are based upon 20,462,138 shares of common stock issued and outstanding on December 20, 2004 plus the number of securities that can be acquired by the named person or persons within 60 days from December 20, 2004 upon the exercise of options, warrants, or convertible securities.

(2) The number of shares beneficially owned by Steven, Linda and Robert Malin include shares held in irrevocable family and charitable trusts for which they are trustees. In addition, the number of shares held by Robert Malin and Steven Malin includes shares held by a family partnership for which Robert Malin and Steven Malin are general partners.

(3) The number of shares beneficially owned by Steven Malin includes 933,333 shares of common stock issuable upon exercise of options, including 433,333 options owned by his wife, but does not include 1,166,667 shares of common stock issuable upon exercise of options including 866,667 options owned by his wife which are not exercisable within the next 60 days.

(4) The number of shares beneficially owned by Penson Financial Services, Inc. and Penson Worldwide, Inc. are aggregated since such entities are affiliates and includes 2,682,798 shares of common stock issuable upon the exercise of currently exercisable warrants owned by Penson Worldwide Inc.

(5) The number of shares beneficially owned by DMG Legacy International Ltd., DMG Legacy Institutional Fund LLC and DMG Legacy Fund LLC are aggregated since such entities are affiliates and includes 3,280,023 shares of common stock issuable upon the exercise of currently exercisable warrants.

(6) The number of shares beneficially owned by SDS Merchant Fund, L.P. ("SDS") includes 2,993,919 shares of common stock issuable upon the exercise of currently exercisable warrants.

(7) The number of shares beneficially owned by Robert Malin includes 1,433,333 shares of common stock issuable upon exercise of presently exercisable options but does not include 1,166,667 shares of common stock issuable upon exercise of options which are not exercisable within the next 60 days.

(8) The number of shares beneficially owned by Eric Steinberg includes 1,100,415 shares issuable upon exercise of outstanding warrants.

(9) The number of shares beneficially owned by Gary Mednick includes 25,000 shares issuable upon outstanding stock options, and 1,700,000 shares owned by Onsite Trading Inc. Liquidity Trust an entity in which he is an affiliate.

(10) The number of shares beneficially owned by Michael Picone includes 500,000 shares issuable upon exercise of stock options issued in the name of Mr. Picone and 533,333 shares issuable upon exercise of stock options issued in the name of Worth Consulting LLC, a company owned by Mr. Picone, but does not include 866,667 shares of common stock issuable upon exercise of options issued in the name of Worth Consulting LLC which are not exercisable within the next 60 days.

(11) The number of shares beneficially owned by Anthony Huston includes 444,444 shares of common stock issuable upon exercise of outstanding warrants.

(12) The number of shares beneficially owned by Linda Malin includes 857,772 shares of common stock issuable upon exercise of outstanding warrants.

The address of all of the foregoing parties is c/o our company at 90 Park Avenue, New York, NY 10016 except for On-Site Trading Inc. Liquidating Trust, Inc. whose address is c/o Robinson Brog, 1345 Avenue of Americas, New York, NY 10105, SDS Merchant Fund, L.P. whose address is c/o SDS Capital Partners, 53 Forest Avenue, 2nd Floor, Old Greenwich, Connecticut 06870 and each member of the DMG Group, whose address is c/o DMG Advisors LLC, 53 Forest Avenue, 2nd Floor, Old Greenwich, Connecticut 06870.

CHANGES IN CONTROL

Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 1, 2004 we issued 100,000 stock options with an exercise price of $.30 per share to Worth Consulting LLC pursuant to our September 1, 2003 Consulting Agreement with Worth Consulting LLC.

On July 29, 2004 we issued 1,300,000 stock options with an exercise price of $.20 per share to each of Robert Malin, Worth Consulting LLC, a company owned by Michael Picone, and Pamela Luteran, the wife of Steven Malin, as retention incentives and in consideration of services rendered.

In July 2004 we sold 2,500,000 shares of common stock at a price of $.40 per share in a private placement to each of Kentan Ltd. and Yanzu Inc.

On June 3, 2004 we issued an aggregate of 1,682,798 common stock purchase warrants to Penson Worldwide, Inc. in exchange for Preferred Stock of the Company. 1,000,000 of these warrants have an exercise price of $.19 per share and 682,798 of these warrants have an exercise price of $.01 per share.

On June 3,  2004 we  issued  1,968,014;  1,172,431;  and  139,578  common  stock purchase warrants to DMG Legacy International Ltd., DMG Legacy Institutional Fund LLC and DMG Legacy Fund LLC, respectively, in exchange for Preferred Stock of the Company. All of the warrants have an exercise price of $.01 per share.

On September 1, 2003 we entered into a renewable one year consulting agreement with Worth Consulting LLC, a company owned by Michael Picone which was renewed for an additional one year term effective September 1, 2004. Pursuant to the consulting agreement, Worth Consulting LLC provides us with general financial and operating services on a continual and regular basis. In consideration of the consulting services, we agreed to pay Worth Consulting LLC annual compensation of $250,000, and 100,000 fully vested stock options with an exercise price of $.30 per share each year the agreement is in effect, with the first issuance due on September 1, 2004. The compensation payable to Worth Consulting LLC under the agreement is subject to periodic review but under no circumstances can the annual compensation be reduced below $250,000 per year.

On August 31, 2003 we issued 500,000 stock options with an exercise price of $.35 per share to Michael Picone pursuant to the Termination of Employment Agreement and General Release related to his 2002 employment agreement.

On December 2, 2002 we entered into a 4 year employment agreement with Michael Picone to serve as an executive officer. The agreement provided for an initial annual base salary of $175,000, a guaranteed annual bonus of $25,000 and participation in a bonus pool with other members of senior management. It further provided for the issuance of 500,000 stock options with an exercise price of $.35 per share. Effective August 31, 2003 the employment agreement was terminated pursuant to a Termination of Employment Agreement and General Release.

On September 9, 2002 we entered into a 3 year employment agreement with Steven Malin to serve as an executive officer. The agreement contains renewal provisions and provides for an initial base salary of $150,000 per annum. It also provides for the issuance of 800,000 stock options and performance based bonus payments.

On September 9, 2002 we entered into a 3 year employment agreement with Robert Malin to serve as an executive officer. The agreement contains renewal provisions and provides for an initial base salary of $200,000 per annum. It also provides for the issuance of 1,300,000 stock options and performance based bonus payments.

In September 2002, in consideration of the forgiveness of notes payable to Anthony Huston, Linda Malin and Eric Steinberg, former officers of ours, aggregating $2,400,000, we issued warrants to purchase 1,479,486 and 923,145 shares of common stock, exercisable at $0 and $1.80 per share, respectively. The warrants expire in September 2007.

In April 2002, $2,150,000 of notes payable to officers were assigned to Penson Financial Services, Inc. ("Penson"). Interest was payable on these notes at a rate of 10% per annum and the notes matured through March 2003. In July 2002, these amounts were subsequently forgiven as part of the sale of our proprietary software programs (the "Software") and related intellectual property, to Integrated Trading Solutions, Inc. ("Integrated"), an affiliate of Penson, pursuant to an Asset Purchase Agreement dated July 31, 2002 (the "Agreement"). Pursuant to the Agreement, we sold to Integrated, and Integrated purchased and assumed from us all of the Software, certain related intellectual property and contract rights and certain other assets in exchange for the following consideration:

      o     an immediate reduction of $3,418,015 of debt owed by us to Penson;

      o a contingent reduction of additional debt owed by us to Penson of up to $2,150,994 on the earlier of: (a) the date that Penson receives no less than $5,000,000 in revenues under its clearing agreement with us (provided that such revenues are received during the thirty-six months after the closing date of the Agreement), or (b) in the event that we raise at least $4,000,000 in new equity capital, which may include forgiveness of various types of debt;

      o the assumption of certain additional identified and to be identified liabilities of ours by Integrated;

      o the granting of a license by Integrated to us that allows us to utilize the Software at favorable rates. The license also provides for us to receive a percentage of future royalties from the licensing of the Software; and

      o     an amendment to our clearing agreement with Penson.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)

EXHIBIT NO.                        DESCRIPTION

3.1 Restated Certificate of Incorporation of the Company and form of amendment thereto.(1)

3.2           By-Laws of the Company, as amended. (1)

4.1           Specimen Common Stock Certificate. (1)

4.2 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate. (1)

5             Opinion of Counsel

10.1          1997 Stock Option Plan. (1)

10.2          Second Amended and Restated 1998 Stock Option Plan. (1)

10.3 Employment Agreement dated as of May 1, 1997 between the Company and Steven Malin and Amendment to Employment Agreement dated as of October 1, 1998 between the Company and Steven Malin. (1)

10.4 Employment Agreement dated as of January 1, 1999 between the Company and Robert Malin. (1)

10.5 Office lease dated as of June 20, 1997 between 40 Wall Development Associates, LLC, as Landlord and the Company as Tenant for premises located at 40 Wall Street, New York, New York. (1)

10.6 Fully Disclosed Clearing Agreement dated October 3, 1996 and Amendment dated June 8, 1998 between Penson Financial Services, Inc. and A.B. Watley, Inc. (1)

10.7 Master Lease Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company. (1)

10.8          Security   Agreement  dated  December  17,  1998  between  General
              Electric Capital Corporation and the Company. (1)

10.9 Letter of Credit Agreement dated December 17, 1998 between General Electric Capital Corporation and the Company. (1)

10.10         1999 Stock Option Plan.(2)

10.11         2000 Stock Option Plan. (3)

10.12 Agreement, dated November 1, 2001, by and among A.B. Watley Group Inc. and On-Site Trading, Inc. (3)

10.13 Employment Agreement, dated as of November 2, 2001, between the Company and Gary Mednick. (6)

10.14 Series A Convertible Preferred Stock Purchase Agreement dated November 2001 for the sale of 630 shares of Series A Redeemable Convertible Preferred Stock. (6)

10.15         Master   Subordination,   Waiver,   Release  and   Indemnification
              Agreement entered on March 27, 2002. (4)

10.16         Promissory  Note in the amount of $1,600,000  entered between A.B.
              Watley Group Inc. and Penson Financial Services, Inc. dated March 27, 2002. (4)

10.17         Promissory  Note in the amount of $900,000  entered  between  A.B.
              Watley Group Inc. and DMG legacy Institutional Fund LLC and DMG Legacy Fund LLC dated March 27, 2002. (4)

10.18 First Amendment to Promissory Note entered between A.B. Watley Group LLC and Penson Financial Services Inc. dated April 2002. (4)

10.19 Second Amendment to Promissory Note entered between A.B. Watley Group LLC and Penson Financial Services Inc. dated May 2002. (4)

10.20 Non-Exclusive Perpetual License of proprietary software between E*Trade and the Company dated April 2002. (4)

10.21 Asset Purchase Agreement entered into with Integrated Trading Solutions, Inc. dated July 2002. (6)

10.22 License Agreement entered into Integrated Trading Solutions, Inc dated July 2002. (6)

10.23 Senior Subordinated Demand Note entered into with SDS Merchant Fund, L.P. whereby the Company borrowed $2,500,000 dated August 30, 2001. (6)

10.24 Equity line entered into with investment group dated September 6, 2000 in the amount of $3,000,000. (5)

10.25         Employment  Agreement  entered with Steven  Malin dated  September
              2002. (6)

10.26         Employment  Agreement  entered with Robert  Malin dated  September
              2002. (6)

10.27 Amendment to the Fully Disclosed Clearing Agreement between Penson Financial Services, Inc. and A.B. Watley, Inc. (6)

10.28 Amended and Restated Promissory Note between A.B. Watley Group Inc. and Penson Financial Services, Inc. dated July 2002. (6)

10.29 First Amendment to Master Agreement and First Amendment to Software Security Agreement dated as of April 2002. (4)

10.30 Second Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002. (4)

10.31 Third Amendment to the Master Subordination, Waiver, Release and Indemnification Agreement, dated as of May 2002. (4)

14            Code of Ethics (7)

21            Subsidiaries of Registrant.(7)

31.1 Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive Officer. (7)

31.2 Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Financial Officer. (7)

32.1          Rule 1350 Certification Chief Executive Officer. (7)

32.2          Rule 1350 Certification Chief Financial Officer. (7)

      (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-71783) and hereby incorporated by reference herein.

      (2) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-35340) and hereby incorporated by reference herein.

      (3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333- 67014) and hereby incorporated by reference herein.

      (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and hereby incorporated by reference herein.

      (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and hereby incorporated by reference herein.

      (6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and hereby incorporated by reference herein.

      (7)   Filed herewith.

(b) REPORTS ON FORM 8K

      None.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

      The aggregate fees billed to us by Marcum & Kliegman LLP for services rendered during the fiscal years ended September 30, 2004 and 2003 are set forth in the table below:

--------------------------------------------------------------------------------
Fee Category               Fiscal year ended           Fiscal year ended
                           September 30, 2004          September 30, 2003
--------------------------------------------------------------------------------
Audit fees (1)             $249,101                    $174,000
--------------------------------------------------------------------------------
Audit-related fees (2)     --                          $30,000
--------------------------------------------------------------------------------
Tax fees (3)               --                          --
--------------------------------------------------------------------------------
All other fees (4)         --                          --
--------------------------------------------------------------------------------
Total fees                 $249,101                    $204,000
--------------------------------------------------------------------------------

      (1) Audit fees consists of fees incurred for professional services rendered for the audit of our consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

      (2) Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

      (3) Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

      (4)   All other fees consists of fees billed for all other services.

Audit Committee's Pre-Approval Practice.

      Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 27, 2004                A.B. WATLEY GROUP INC.


                                        By: /s/ Robert Malin
                                            ------------------------------------
                                            Robert Malin,
                                            President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                                DATE


/s/ Robert Malin                             President, Vice Chairman, Principal          December 27, 2004
------------------------------------         Financial and Accounting Officer
Robert Malin


/s/ Steven Malin                             Chairman and Principal Executive Officer     December 27, 2004
------------------------------------
Steven Malin


Board of Directors


/s/ Robert Malin                             Director                                     December 27, 2004
------------------------------------
Robert Malin


/s/ Steven Malin                             Director                                     December 27, 2004
------------------------------------
Steven Malin