Form 10QSB
period 2004-12-31
AB WATLEY GROUP INC
filed 2005-02-09
CIK 1035632

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                         Commission File Number: 1-14897

                             A.B. WATLEY GROUP INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-3911867
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 90 Park Avenue
                               New York, NY 10016
          (Address of principal executive offices, including zip code)

                                 (212) 500-6500
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares of the Registrant's common stock outstanding at February 8, 2005, was 22,512,138.

       Transitional Small Business Disclosure Format:Yes [ ]  No [X]

================================================================================

                             A.B. WATLEY GROUP INC.
                DECEMBER 31, 2004 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

           Special Note Regarding Forward Looking Statements ..................3

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements ...............................................4
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................17
Item 3.    Controls and Procedures............................................21

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................22
Item 2.    Unregistered Sale of Equity in Securities and Use of Proceeds......26
Item 3.    Defaults Upon Senior Securities....................................27
Item 6.    Exhibits and Reports on Form 8-K...................................27

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

           Condensed Consolidated Statements of Financial Condition            5
           as at December 31, 2004 (unaudited) and September 30, 2004

           Condensed Consolidated Statements of Operations for the             6
           three months ended December 31, 2004 and 2003 (unaudited)

           Condensed Consolidated Statements of Cash Flows                     7
           for the three months ended December 31, 2004 and 2003
           (unaudited)

           Notes to Condensed Consolidated Financial Statements             8-17
           (unaudited)

                             A.B. WATLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                               September 30,
                                                                                        December 31, 2004          2004
                                                                                        -----------------          ----
                                                                                            (Unaudited)
ASSETS:
Cash and cash equivalents                                                                $      38,139        $     182,929
Receivables from clearing brokers                                                              273,558              314,374
Loans receivable from related party                                                            258,227              258,227
Other assets                                                                                    94,646               22,600
                                                                                         --------------       --------------
TOTAL ASSETS                                                                             $     664,570        $     778,130
                                                                                         ==============       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accounts payable and accrued liabilities                                                     9,069,477            9,854,571
Accrued liabilities to LLC Class B Members                                                   1,905,240            1,910,600
Payable to clearing broker                                                                     201,439              135,412
Notes payable to former officer                                                                700,000              700,000
Notes payable - other                                                                          369,869              369,869
Subordinated borrowings                                                                      2,791,260            2,791,260
Subordinated borrowings from officer                                                           180,000              180,000
                                                                                         --------------       --------------
                                                                                            15,217,285           15,941,712
                                                                                         --------------       --------------

STOCKHOLDERS' DEFICIT:
Series A Redeemable Convertible Preferred Stock, $0.001 par value, 1,000,000
   shares authorized and none issued and outstanding                                               --                   --
Common stock, $0.001 par value, 50,000,000 shares authorized and 22,512,138 and 19,062,138 issued and outstanding at December 31, 2004 and September
   30, 2004, respectively                                                                       22,512               19,062
Additional paid-in capital                                                                  60,439,719           60,326,668
Subscription receivable                                                                      (966,860)          (1,264,109)
Deferred compensation                                                                         (87,763)            (101,620)
Accumulated deficit                                                                       (73,960,323)         (74,143,583)
                                                                                         --------------       --------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (14,552,715)         (15,163,582)
                                                                                         --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $     664,570        $     778,130
                                                                                         ==============       ==============

                See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                         2004               2003
                                                                                         ----               ----
REVENUES:
Commissions                                                                            $ 1,353,869        $ 1,296,934
Data service fees                                                                          106,653            144,689
Principal transactions                                                                          --          1,465,212
Interest and other income                                                                  178,528            185,953
                                                                                     -------------      -------------
TOTAL REVENUES                                                                           1,639,050          3,092,788

Interest expense                                                                            97,294            272,481
                                                                                     -------------      -------------
NET REVENUES                                                                             1,541,756          2,820,307
                                                                                     -------------      -------------

EXPENSES AND OTHER CHARGES:
Commissions, floor brokerage and clearing charges                                          708,048          1,173,687
Employee compensation and related costs                                                    523,055          1,371,133
Communications                                                                              73,214            217,859
Business development                                                                        21,483            101,890
Professional services                                                                      348,394            240,334
Occupancy and equipment                                                                    252,687            357,997
Depreciation and amortization                                                                   --            100,519
Other                                                                                     (568,385)           214,704
                                                                                     -------------      -------------
TOTAL EXPENSES                                                                           1,358,496          3,778,123
                                                                                     -------------      -------------

NET INCOME (LOSS)                                                                       $  183,260          ($957,816)
                                                                                     =============      =============

BASIC EARNINGS (LOSS) PER COMMON SHARE                                                   $    0.01             ($0.07)
                                                                                     =============      =============

Weighted average shares outstanding - Basic                                             20,332,247         12,787,138
                                                                                     =============      =============

DILUTED EARNINGS (LOSS) PER SHARE                                                        $    0.01             ($0.07)
                                                                                     =============      =============


Weighted average shares of common stock and common stock equivalents - Diluted          29,205,431         12,787,138
                                                                                     =============      =============

                See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        For the Three Months Ended
                                                                                               December 31,
                                                                                         2004               2003
                                                                                         ----               ----
Cash flows from operating activities:
Net income (loss)                                                                   $      183,260    ($      957,816)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
   Non-cash compensation and service costs
     Options costs                                                                              --              4,667
     Amortization of debt discount in connection with
        issuance of warrants and subordinated debt                                              --             45,621
     Deferred compensation costs                                                            13,857                 --
     Depreciation and amortization                                                              --             95,852
   Changes in assets and liabilities:
   (Increase) decrease in operating assets:
       Receivables from clearing brokers                                                    40,817              9,292
       Securities owned                                                                         --            157,339
       Loans receivable from related party                                                      --             14,500
       Other assets                                                                        (72,046)           (55,065)
   Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                           (733,095)           385,289
       Payable to clearing broker                                                           66,027            (28,582)
       Securities sold, not yet purchased                                                       --            151,180
                                                                                   -----------------  ------------------
   Net cash (used in) operating activities                                         ($      501,180)   ($      177,723)
                                                                                   -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from exercise of warrants                                                  $       64,501                 --
Proceeds from loan                                                                              --    $        22,500
                                                                                   -----------------  ------------------
   Net cash provided by investing activities                                        $       64,501    $        22,500
                                                                                   -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan                                                                              --      $   1,950,000
Proceeds from subscription receivable                                               $      297,249                 --
Capital distribution to LLC Class B members                                                 (5,360)           (22,500)
                                                                                   -----------------  ------------------
   Net cash provided by financing activities                                        $      291,889      $   1,927,500
                                                                                   -----------------  ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (144,790)         1,772,277
Cash and cash equivalents at beginning of period                                           182,929             41,296
                                                                                   -----------------  -----------------
Cash and cash equivalents at end of period                                         $        38,139      $   1,813,573
                                                                                   =================  =================
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE
  OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                     $        17,500    $        46,675
      Taxes                                                                                     --                 --

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
  CASH FLOW INFORMATION:

Issuance of stock in payment of liability                                          $        52,000                 --
Debt discount in connection with issuance of warrants and subordinated debt                     --    $       273,723

            See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

         A.B. Watley Group Inc. ("ABWG" or the "Company") is a U.S. public corporation organized as a Delaware corporation on May 15, 1996 under the name Internet Financial Services, Inc. On August 27, 1999 the Company changed its name to A.B. Watley Group Inc. The Company presently conducts its business primarily through its subsidiary A.B. Watley Direct, Inc. ("Direct"). Direct is a registered broker-dealer with the Securities and Exchange Commission ("SEC"), and a member of the National Association of Securities Dealers, Inc. Direct is an introducing broker-dealer, conducting business in electronic trading, information and brokerage services and execution services for institutional customers. Direct clears all transactions through clearing brokers on a fully disclosed basis. Accordingly, Direct is exempt from Rule 15c3-3 of the Securities and Exchange Act of 1934.

         Effective October 12, 2004, the Company was relisted on the OTC Bulletin Board under the symbol "ABWG".

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to the rules and regulations of the SEC, certain footnote disclosures, which are normally required under GAAP, have been omitted. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities is comprised of the following:

-----------------------------------------------------------------------
                                                         December 31,
                                                             2004
-----------------------------------------------------------------------
Commissions, floor brokerage and clearing costs          $ 1,110,662
Communications                                             1,453,294
Occupancy, equipment and leases                            1,232,318
Employee compensation and related costs                    1,178,103
Professional fees                                          1,050,464
Information technology                                       955,544
Legal                                                        588,794
Accrued interest                                             530,040
Business development                                          87,690
Other                                                        882,568
                                                         ------------
                                                         $ 9,069,477
                                                         ===========

USE OF ESTIMATES

         The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS PAYABLE SETTLEMENTS

         During the three months ended December 31, 2004, the Company settled outstanding balances with certain vendors for less than the amount that had previously been accrued by the Company. Such settlements, in addition to adjustments to amounts owed to certain vendors, resulted in a net benefit in the amount of approximately $697,000 which is included in "Other Expenses" in the accompanying Condensed Consolidated Statements of Operations.

EQUITY-BASED COMPENSATION

         As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted to the Parent to employees of the Company under those plans has an exercise price equal to or greater than the market value of the underlying common stock at the date of grant.

         The following table illustrates the effects on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                        THREE MONTHS ENDED DECEMBER 31,
                                                         2004         2003
                                                     ==========    ==========
Net income (loss)                                    $  183,260    $ (957,816)
Deduct:  Total stock-based employee
  compensation expense determined
  under the fair value based method                      59,986        18,323
                                                     ----------    ----------
Proforma net income (loss)                           $  123,274    $ (976,139)
                                                     ==========    ==========
Basic earnings (loss) per common share as reported   $     0.01    $    (0.07)
Proforma basic earnings (loss) per common share      $     0.01    $    (0.07)

Diluted earnings (loss) per common share as reported $     0.01    $    (0.07)
Proforma earnings (loss) per common share            $     0.00    $    (0.07)

         The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per shares ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants and convertible securities. For the three-month periods ended December 31, 2004 and 2003, potential common shares amounted to 2,189,422 and 13,400,954, respectively and were not included in the computation of diluted EPS since the effect would be anti-dilutive.

         The following table sets forth the components of basic and diluted earnings (loss) per share for the three-month periods ended December 31, 2004 and 2003, respectively:

         ---------------------------------------------------------------------------
                                                      Three months ended December
                                                                  31,
         ---------------------------------------------------------------------------
                                                          2004            2003
                                                     --------------   --------------
         Numerator:
            Net income (loss)                        $      183,260   $    (957,816)
                                                           ========        =========
         Denominator:
            Weighted average shares outstanding          20,332,247       12,787,138
                                                         ==========       ==========
         Effect of dilutive securities:
               Stock options                              1,007,786               --
               Stock warrants                             7,865,398               --
                                                         ----------       ----------
         Denominator for diluted earning (loss)
            per share - weighted average shares
            of common stock stock equivalents after
            assumed  conversions                         29,205,431       12,787,138
                                                         ==========       ==========

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Substantially all of the Company's financial instruments are carried at fair value or at amounts approximating fair value.

BUSINESS DEVELOPMENT

         The Company expenses all promotional costs as incurred. Advertising production costs are expensed when the initial advertisement is run. Costs of advertising are expensed as the services are received. Substantially all business development costs relate to trade show attendance and exhibits.

INCOME TAXES

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

RECENT ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB") finalized FAS No. 123R "Share-Based Payment" ("FAS 123R"), amending FAS No. 123, effective beginning the first quarter of fiscal 2006. FAS 123R will require the Company to expense stock options based on grant date fair value in the condensed consolidated financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented in Note 2. The adoption of FAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse effect on results of operations.

         In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 ("FAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for the Company's fiscal year ending September 30, 2006. The adoption of FAS 153 is not expected to have a material impact on the Company's condensed consolidated financial position, liquidity or results of operations.

GOING CONCERN

         The Company has continued to incur consolidated net losses and negative cash flows from operations. Additionally, the Company has significant deficits in both working capital and stockholders` equity. These factors raise substantial doubt about the Company`s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As a result, management of ABWG may seek to raise additional capital from time to time to fund operations through private placements of equity or debt instruments. There can be no assurance that any of these alternatives will be successful.

3.       NET CAPITAL REQUIREMENTS

         Direct is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain defined minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of December 31, 2004, Direct had net capital of $43,515 which was $25,744 in excess of its minimum requirement.

4. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

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

         The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of December 31, 2004, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $1,166,777. Total bad debt expense incurred by the Company which is included in commissions, floor brokerage, and clearing charges in the Condensed Consolidated Statements of Operations amounted to $-0- and $37,420 for the three months ended December 31, 2004 and 2003, respectively.

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

5.       NOTES AND LOANS PAYABLE

         The Company's outstanding obligation under notes and loans payable as of December 31, 2004 and September 30, 2004 was as follows:

NOTES PAYABLE - FORMER OFFICER
                                             Principal         Interest
Effective Date         Maturity Date           Amount            rate
--------------         -------------         ---------         --------
October 1, 2001          On Demand            $500,000            10%
February 2, 2002         On Demand             200,000            10%
                                              --------
                                              $700,000
                                              ========

         During the three months ended December 31, 2004, the former officer requested repayment of the notes payable. The Company paid $75,829 of accrued interest in October 2004 and has not made any other payments on the notes. As of December 31, 2004 and September 30, 2004, accrued interest on these notes payable - former officer amounted to $160,143 and $218,472, respectively, which is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition.

         On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, during January and February 2004, the Company borrowed an additional $369,969 from the same third party at the rate of 20% per annum. The note is due on demand. As of December 31, 2004 and September 30, 2004, $61,894 and $40,619, respectively, of interest has accrued on this note and is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition.

6.       SUBORDINATED BORROWINGS

         At December 31, 2004 and September 30, 2004, subordinated borrowings consisted of $2,971,260 of subordinated notes payable to general creditors as follows:


          Amount          Interest Rate      Maturity
       -------------      --------------   ---------------
       $  2,441,260              7%           Matured
            125,000             12%        October 31, 2006
             55,000              0%        October 31, 2006
            200,000             15%        October 31, 2006
            150,000             13%        October 31, 2006
       -------------
       $  2,971,260
       =============

         In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement agreement. In June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. The remaining principal and interest balances payable at December 31, 2004, as set forth in our condensed consolidated financial statements, were $2,441,260 and $232,174 respectively.

7.       STOCKHOLDERS' DEFICIT

         Effective October 12, 2004, we retained Sichenzia to represent us in the action titled Dover Limited and Wendy Sui Cheng Yap v. A.B. Watley Inc., Robert Malin, Keith Sorrentino, John Coakley, Alain Assemi and John J. Amore (Case No.: 04 CV 7366) as filed in the United States District Court, Southern District of New York. In connection therewith, we paid Sichenzia an initial retainer of $10,000 and issued an aggregate of 1,000,000 shares of our common stock to designated partners of Sichenzia. In the event we pay all Sichenzia invoices related to this matter within 30 days of issuance, the 1,000,000 shares will be returned to us for cancellation. If we fail to do so, the shares will be retained and the proceeds from sales thereof will be applied to all of the outstanding and current balances due by us to them. Any excess will be applied to additional fees incurred, if any. Any remaining proceeds after that will be retained by the share recipients.

         In October 2004, we issued an aggregate of 300,000 shares of our common stock to three persons with respect to legal and other services rendered and 100,000 shares to an affiliate of our legal counsel in return for services provided in connection with a debt conversion. The impact of these issuances was a reduction in Accounts Payable and Accrued Liabilities in the amount of $52,000, a $400 credit to Common Stock and $51,600 credit to Additional Paid-in Capital.

         On December 31, 2004, the holder of 2,050,000 common stock purchase warrants, each exercisable for one share of our common stock at an exercise price of $.01 per share, exercised these warrants resulting in proceeds of $20,500. The same holder entered into a Warrant Amendment Agreement with us on December 31, 2004 whereby the holder paid us $44,002, and agreed to terminate 311,497 warrants held by it with exercise prices ranging from $2.9333 to $3.686 in exchange for our revising the terms of the 4,400,158 remaining warrants held by the holder. The revisions included a reduction in the exercise price of the warrants from $.01 to $.001 and the addition of restrictions related to the timing and amount of warrants that the holder could exercise.

8.       COMMITMENTS AND CONTINGENCIES

LATE FILINGS

         The Company has not filed its tax returns for the years ended September 30, 2004, 2003, 2002 & 2001.

LEASE AGREEMENTS

         Until June 2004, the Company's principal offices were located at 40 Wall Street, New York, NY at an annual cost of approximately $920,000 per year, plus escalations. The initial term of the lease for such office space expired in June 2009. The Company's previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 and the landlord is seeking a money judgment for all rent arrears (a provision has been provided in the condensed consolidated financial statements).

         The Company is in default of making the minimum payments required under certain of its capital lease agreements. The Company is in the process of negotiating settlements with such vendors which is not expected to have a material effect on the condensed consolidated financial statements.

         The Company presently occupies approximately 8,500 square feet at 90 Park Avenue, 26th Floor, New York, NY 10016 pursuant to an arrangement with the lessee, a related party (principals) to the Company, of the space. The term of the lease expires on May 31, 2014. AB Watley Direct, Inc. has guaranteed the full and timely performance of all obligations of the lessee under the lease. The lease provides for the payment of an annual base rental, together with lessee's proportionate share of building operating expenses including taxes. As the lease contains certain rent escalations provisons, the Company has elected to straight-line its monthly rent expense of $33,125 over the term of the lease and has recorded a deferred rent liability in the amount of $24,722 which is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition. Under the arrangement, the Company occupies approximately 95% of the leased space and pays a proportionate amount of the lease payments.

         The aggregate minimum future rental payments, including a provision for a portion of the lease payment associated with 40 Wall Street, are as follows:

             Fiscal Year Ended
             -----------------
                    2005            $  889,642
                    2006               859,550
                    2007               858,057
                    2008               900,503
                    2009               773,003
                 Thereafter          2,156,257
                                    ----------
                                    $6,437,012
                                    ==========

         Rent expense for the three months ended December 31, 2004 and 2003 was $252,687 and $357,997, respectively.

EMPLOYMENT AGREEMENTS

         During the year ended September 30, 2002, the Company entered into employment agreements with certain key executives. The total remaining compensation commitment under these two agreements is as follows:

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

         In Summer 2004, the Company learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on the Company's premises. The Company, along with its Vice Chairman, and the Chief Compliance Officer of its subsidiary, A.B. Watley Direct, Inc., has been subpoenaed by the Commission in connection with the investigation. The Company has produced documents. The Chief Compliance Officer of A.B. Watley Direct, Inc. has produced documents and has provided testimony. It is anticipated that the Vice Chairman and others will provide testimony in 2005. The Company and its officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, the Company is unable to determine the outcome of the investigation.

         The Company is a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter had been settled in the amount of $34,658 payable on an installment basis of eight (8) months (a provision has been provided for in the condensed consolidated financial statements). The Company is in default of the settlement agreement and is currently paying the full amount due including liquidated damages of 25% and attorneys fees of $10,000, totaling $53,322, of which $36,795 has been paid as of February 7, 2005.

         The Company is a defendant in an action titled Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus accrued interest thereon, for unpaid legal fees (a provision has been provided for in the condensed consolidated financial statements). A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery. The parties are currently in settlement discussions, the outcome of which cannot be determined.

         The Company is defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided for in the condensed consolidated financial statements). Currently, Plaintiff is conducting post-judgment discovery. The parties have reached an agreement whereby the Company will pay a total $205,000, with $10,000 due in February 2005 and the remaining balance to be paid in installments of $5,000 a month. As of February 7, 2005 the Company has paid $10,000 towards the judgment.

         The Company is respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this action against A.B. Watley, Inc. in August 2002 seeking actual damages consisting of unpaid commissions of approximately $147,000 (a provision has been provided for in the condensed consolidated financial statements). A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaimfor $608,000 against Claimants for breaches of contract and fiduciary duties. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

         The Company is defendant in an action titled Pentech Financial Services, Inc. v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 plus interest accrued thereon (a provision has been provided for in the condensed consolidated financial statements). A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584 payable on an installment basis. A.B. Watley Group Inc. is currently in default of the settlement agreement.

         The Company's principal offices were formerly located at 40 Wall Street, New York, New York at an annual cost of approximately $920,000 per year, plus escalations. The Company's previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby the Company vacated a portion of the premises in March 2004 and the remaining portion in June 2004. The Company has signed a confession of judgment for $609,441 (a provision has been provided for in the condensed consolidated financial statements) and the landlord has entered that money judgment representing rent arrears. In connection with landlord's attempted enforcement of such money judgment, landlord's counsel has served a motion seeking to conduct discovery, including a deposition and information subpoena. The Company has complied with all necessary discovery requests by providing a copy of the Company's Quarterly financial statement, but the Court will likely order that additional discovery be provided.

         The Company is defendant is an action titled W.B. Wood & Co., Inc. v. A.B. Watley Group, Inc. and A.B. Watley, Inc. and A.B. Watley Direct, Inc., Index No.: 10189-2004. Plaintiff has filed a Complaint against the Company and its subsidiaries in the amount of $85,642 for breach of a residential and equipment lease contract (a provision has been provided for in the condensed consolidated financial statements). The Company did not respond to the Complaint and Plaintiff filed a motion for a default judgement, which the firm is currently opposing. The Company denies liability and intends to vigorously defend this matter.

         The Company is defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003 (a provision has been provided for in the condensed consolidated financial statements). Plaintiff is presently conducting post-judgment discovery.

         The Company is defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. On or about April 23, 2004, the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years (a provision has been provided for in the condensed consolidated financial statements). The Company has paid $84,000 of this amount. However, the parties are litigating whether the Company is in default of the settlement agreement.

         The Company is defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by the Company, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for the Company. The Company has paid $65,000 pursuant to the Forbearance Agreement. The Company has defaulted under the payment schedule, and Plaintiff has entered a judgment against the Company for the remaining balance thereunder, $173,357 (a provision has been provided for in the condensed consolidated financial statements). Further, under the Agreement, Plaintiff is entitled to interest on the amount outstanding and its reasonable attorney's fees for collecting upon the Judgment. As of December 13, 2004, Plaintiff stated that the total judgment, interest and attorney's fees due are $249,610. On or about December 14, 2004, Plaintiff served a restraining notice upon the Company. The parties are currently in settlement negotiations regarding this matter, the outcome of which cannot be determined.

         In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, the Company filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable in the consolidated financial statements is $2,441,260. The Noteholder agreed that as long as the Company was not in default of any of its obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that it did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and the Company has not paid the remaining balance or received an extension of the maturity date. At December 31, 2004 the outstanding principal and interest balances due on the Note were $2,441,260 and $235,590, respectively.

         The Company is plaintiff in an action titled A.B. Watley Group Inc. v. John J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. The Company has sued its former CEO who has filed a counterclaim against the Company. The Company is unable at this time to provide a opinion as to the likely outcome, nor the potential expense to be incurred.

         The Company is defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, the Company's Chairman, seeking damages in the amount of $5,000,000. The Company has filed an answer denying all wrongdoing. The Company denies all wrongdoing in connection with this matter and intends to vigorously defend this matter.

         On December 9, 2004, A.B. Watley, Inc. was notified of an award rendered by an NASD arbitration panel against A.B. Watley, Inc. for compensatory damages in the amount of $811,927 (a provision has been provided for in the condensed consolidated financial statements) to claimant, James B. Fellus, in the case encaptioned James B. Fellus vs. A.B. Watley, Inc. (NASD Arbitration
No.: 03-05526). All other relief sought by claimant (including an award against A.B. Watley Direct, Inc. and/or A.B. Watley Group, Inc., and for attorneys fees and punitive damages) was expressly denied. The arbitration involved claims by a former employee of A.B. Watley, Inc. for alleged breach of contract (all other claims having been withdrawn by the former employee). The amount awarded presumably represented damages for alleged non-payment of contractual salary. A.B. Watley, Inc. intends to move to vacate the award by asserting, among other things, that the panel manifestly disregarded the undisputed facts and applicable, well-settled law.

         The Company is the respondent in an action titled Dover Limited et al
v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, the Company, its President, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. The Company denies all wrongdoing in connection with this matter and intends to vigorously defend this matter. The Company has filed a motion to dismiss the Compliant in its entirety, which has been fully briefed by the parties. Plaintiff has filed an amended compliant adding additional claims and parties, including A.B. Watley Group Inc. and A.B. Watley Direct, Inc. The Company's response to the amended compliant is not due yet but it intends to vigorously defend this matter.

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

9.       INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that give rise to deferred tax assets at December 31, 2004, are principally the result of net operating carryforwards. At December 31, 2004, the Company had a net operating loss carry forward for federal, state and local tax purposes of approximately $74,000,000 that will begin to expire no sooner than September 30, 2013.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included herein. The results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

         REVENUES. Total revenues for the three months ended December 31, 2004 were $1,639,050 a decrease of $1,453,738 or 47%, as compared to revenues of $3,092,788 for the three months ended December 31, 2003. This decrease in revenue is attributable to the decrease principal trading revenue. The Company ceased principal trading in January 2004.

         Commissions: For the three months ended December 31, 2004, we earned commission revenues of $1,353,869 representing a 4.4% increase as compared to commission revenues of $1,296,934 for the three months ended December 31, 2003. This increase in commission revenues reflected an increase in overall trading volume.

         Data Service Fees: Revenues from data service fees for the three months ended December 31, 2004 were $106,653 as compared to $144,689 for the three months ended December 31, 2003 representing an decrease of $38,036 or 26%, primarily due to reductions in the amounts charged to customers for data service fees.

         Revenues from Principal Transactions: The Company ceased proprietary trading in January 2004. We earned $1,465,212 from such transactions during the three months ended December 31, 2003.

         Interest and Other Income: Interest and Other Income for the three months ended December 31, 2004 was $178,528 representing a $7,425, or 4%, decrease as compared to $185,953 for the three months ended December 31, 2003 primarily due to slightly lower customer balances.

         Interest Expense: Interest expense for the three months ended December 31, 2004 and December 31, 2003, were $97,294 and $272,481, respectively. The decrease of $175,187, or 64%, resulted from the decrease in subordinated loans from $5 million as of December 31, 2003 to $2.4 million as of December 31, 2004, and $45,621 of amortization of debt discount related to the subordinated loan included in the three months ended December 31, 2003. Additionally, interest paid on inventory balances was $-0- and $28,321 for the three months ended December 31, 2004 and 2003, respectively.

         Net Revenues: As a result of the foregoing, for the three months ended December 31, 2004 total net revenues were $1,541,756 compared to the $2,820,307 for the three months ended December 31, 2003, a decrease of $1,278,551 or 45%. Excluding revenue from proprietary trading revenue increased $186,661 or 14%. No single customer or group of customers accounted for 10% or more of our revenues.

         EXPENSES. Total expenses for the three months ended December 31, 2004 were $1,358,496, a $2,419,627 or 64% decrease compared to total expenses of $3,778,123 for the three months ended December 31, 2003. The decrease is attributable to the following:

         Commissions, Floor Brokerage and Clearing Charges: For the three months ended December 31, 2004 and December 31, 2003 we incurred $708,048 and $1,173,687 of Commissions, Floor Brokerage and Clearing Charges, respectively. The $465,639, or 40%, decrease in costs represent payments to our clearing and floor brokers who facilitate security transactions. The reduction in charges is due to the elimination of the proprietary trading business in January 2004.

         Employee Compensation and Related Costs: Employee Compensation and Related Costs of $523,055 for the three months ended December 31, 2004 reflects a 62% decrease as compared to $1,371,133 incurred for such costs during the three months ended December 31, 2003. This $848,078 decrease is attributable to both the reduction in the number of administrative personnel and the elimination of compensation paid to the proprietary trading division.

         Communications: Communications expense for the three months ended December 31, 2004 amounted to $73,214, as compared to $217,859 for the three months ended December 31, 2003. This $144,645, or 66% decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

         Business Development: Business Development costs for the three months ended December 31, 2004 amounted to $21,483, a decrease of $80,407, or 79%, as compared to $101,890 for the three months ended December 31, 2003. This decrease was due to the reduction of personnel participating in trade shows and the reduction of the amount of advertising in trade publications to solicit new Retail Customers.

         Professional Services: Professional Services primarily consists of legal, accounting and consulting costs. For the three months ended December 31, 2004, our professional services amounted to $348,394 as compared to $240,334 for the three months ended December 31, 2003, representing an increase of $108,060 or 45%. This increase was primarily the result of increased legal fees due to litigation offset by reduced audit and accounting fees.

         Occupancy and Equipment: The costs for Occupancy and Equipment for the three months ended December 31, 2004 were $252,687 a decrease of $105,310 or 29%, compared to $357,997 for the three months ended December 31, 2003. The reduction in Occupancy and Equipment costs is due primarily to the Company's relocation of its offices from 40 Wall Street to 90 Park Avenue, New York, NY.

         Depreciation and Amortization: There was no Depreciation and Amortization expense for the three months ended December 31, 2004 as the Company has no fixed assets. During the fiscal year ended September 30, 2004, the Company recognized a charge for abandonment of leasehold improvements related to leasehold improvements at 40 Wall Street, New York, NY.

         Other Expenses: For the three months ended December 31, 2004, we incurred a $568,385 benefit in Other Expenses as compared to a $214,704 expense for the three months ended December 31, 2003. The $783,089 reduction in Other Expenses is primarily due to a benefit recognized in connection with settlements with vendors and adjustments in the amount owed to certain vendors in the amount of approximately $697,000.

         Net Income (Loss): As a result of the fore-mentioned factors, we earned net income of $183,260 for the three months ended December 31, 2004 as compared to a loss of $957,816 for the three months ended December 31, 2003.

GOING CONCERN

         As indicated by the accompanying unaudited condensed consolidated financial statements, the Company has significant deficits in working capital and stockholders' equity, as well as, negative cash flows from operations. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

         To respond to our liquidity and capital resource needs, we have taken, and are taking, a variety of steps to offset the cash used in operating activities. Such steps include the sale of five million shares of ABWG common stock in July 2004 for $2 million over two years, cost cutting initiatives, the pursuit of additional revenue producing activities, and efforts to raise additional funds through the issuance of debt or equity securities.

         Our cost cutting initiatives include reductions in workforce, office relocation to less costly facilities, reductions in capital expenditures, and renegotiating clearing corporation agreements at more favorable rates. We are pursuing more traditional lines of business including attracting active traders and hedge funds. However, in order to expand our business, respond to competitive pressures and expand into additional products and services, we have needed to raise additional funds through the issuance of debt or the sale of common stock. When funds are raised through the issuance of equity securities or financial instruments that are convertible into equity securities, our existing shareholders may experience dilution in their ownership percentage or book value. In addition, such securities may have rights, preferences and privileges senior to those of the holders of our Common Stock. There can be no assurances that the additional financing will be available when needed and on terms satisfactory to us.

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

NET OPERATING LOSS CARRYFORWARDS

         The Company's net operating loss carryforwards are scheduled to expire beginning in the year 2013. The issuance of additional equity securities, together with the Company's recent financing and public offering, could be deemed to result in an ownership change and thus could limit our use of the Company's net operating losses. If the Company achieves profitable operations, any limitations on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves.

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

RECENT ACCOUNTING STANDARDS

         In December 2004, the Financial Accounting Standards Board ("FASB") finalized FAS No. 123R "Share-Based Payment" ("FAS 123R"), amending FAS No. 123, effective beginning the first quarter of fiscal 2006. FAS 123R will require the Company to expense stock options based on grant date fair value in the condensed consolidated financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented in Note 2. The adoption of FAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse effect on results of operations.

         In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29 ("FAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for the Company's fiscal year ending September 30, 2006. The adoption of FAS 153 is not expected to have a material impact on the Company's condensed consolidated financial position, liquidity or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

       Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

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

         In Summer 2004, we learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on the Company's premises. We, along with our Vice Chairman, and the Chief Compliance Officer of our subsidiary, A.B. Watley Direct, Inc., has been subpoenaed by the Commission in connection with the investigation. We have produced documents. The Chief Compliance Officer of A.B. Watley Direct, Inc. has produced documents and has provided testimony. It is anticipated that the Vice Chairman and others will provide testimony in 2005. We, and our officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, the we are unable to determine the outcome of the investigation.

         We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., that was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter had been settled in the amount of $34,658 payable on an installment basis of eight (8) months. We are in default of the settlement agreement and are currently paying the full amount due including liquidated damages of 25% and attorneys fees of $10,000, totaling $53,322, of which $36,795 has been paid as of February 7, 2005.

         We are a defendant in an action titled Hartman & Craven LLP v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of New York, Index No.: 109502/03. Plaintiff has filed a Complaint against, amongst others, A.B. Watley Group Inc. and A.B. Watley, Inc. for damages in the amount of $352,574, plus accrued interest thereon, for unpaid legal fees. A.B. Watley Group Inc. and A.B. Watley, Inc. deny liability, in part, and have asserted a counterclaim for malpractice and breach of contract for unspecified damages. At this point, it is difficult to determine the amount, if any, that A.B. Watley Group Inc. and A.B. Watley Inc. will be held liable for. Plaintiff has filed a motion for summary judgment, which has been fully submitted and briefed before the Court. The Court granted the motion in part and denied the motion in part. The parties are awaiting an executed judgment and are conducting pre-trial discovery. The parties are currently in settlement discussions, the outcome of which cannot be determined.

         We are a defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503. Currently, Plaintiff is conducting post-judgment discovery. The parties have reached an agreement whereby the Company will pay a total $205,000, with $10,000 due in February 2005 and the remaining balance to be paid in installments of $5,000 a month. As of February 7, 2005 we have paid $10,000 towards the judgment.

         We are respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this action against A.B. Watley, Inc. in August 2002 seeking actual damages consisting of unpaid commissions of approximately $147,000. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaimfor $608,000 against Claimants for breaches of contract and fiduciary duties. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

         We are a defendant in an action titled Pentech Financial Services, Inc.
v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 02-126759. Plaintiff has filed a complaint against A.B. Watley Group Inc. for an alleged breach of a lease agreement. On May 28, 2003, Plaintiff obtained a judgment in the amount of $465,584 plus interest accrued thereon. A.B. Watley Group Inc. executed a settlement agreement with Plaintiff for a total settlement of $522,584 payable on an installment basis. A.B. Watley Group Inc. is currently in default of the settlement agreement.

         Our principal offices were formerly located at 40 Wall Street, New York, New York at an annual cost of approximately $920,000 per year, plus escalations. Our previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby we vacated a portion of the premises in March 2004 and the remaining portion in June 2004. We have signed a confession of judgment for $609,441 and the landlord has entered that money judgment representing rent arrears. In connection with landlord's attempted enforcement of such money judgment, landlord's counsel has served a motion seeking to conduct discovery, including a deposition and information subpoena. We have complied with all necessary discovery requests by providing a copy of our Quarterly financial statements, but the Court will likely order that additional discovery be provided.

         We are a defendant in an action titled W.B. Wood & Co., Inc. v. A.B. Watley Group, Inc. and A.B. Watley, Inc. and A.B. Watley Direct, Inc., Index
No.: 10189-2004. Plaintiff has filed a Complaint against the Company and its subsidiaries in the amount of $85,642 for breach of a residential and equipment lease contract. We did not respond to the Complaint and Plaintiff filed a motion for a default judgement, which we are currently opposing. We deny liability and intend to vigorously defend this matter.

         We are a defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. Plaintiff filed a complaint alleging breach of contract. Plaintiff has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003

         We are a defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. On or about April 23, 2004, the parties reached a settlement, which contemplates a total payment of $174,000 to Plaintiff over the course of two (2) years. We have paid $84,000 of this amount. However, the parties are litigating whether the Company is in default of the settlement agreement.

         We are a defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by us, and the parties simultaneously entered into a Forbearance Agreement, which set forth a payment schedule for us. We have paid $65,000 pursuant to the Forbearance Agreement. We have defaulted under the payment schedule, and Plaintiff has entered a judgment against the Company for the remaining balance thereunder, $173,357. Further, under the Agreement, Plaintiff is entitled to interest on the amount outstanding and its reasonable attorney's fees for collecting upon the Judgment. As of December 13, 2004, Plaintiff stated that the total judgment, interest and attorney's fees due are $249,610. On or about December 14, 2004, Plaintiff served a restraining notice upon us. The parties are currently in settlement negotiations regarding this matter, the outcome of which cannot be determined.

         In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, the Company filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable in the consolidated financial statements is $2,441,260. The Noteholder agreed that as long as we were not in default of any of our obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. In June 4, 2004 the Noteholder sent us a notice of default alleging that it we did not meet certain of our obligations under the terms of the settlement agreement. On June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. At December 31, 2004 the outstanding principal and interest balances due on the Note were $2,441,260 and $235,590, respectively.

         We are a plaintiff in an action titled A.B. Watley Group Inc. v. John
J. Amore, et al., Supreme Court of the State of New York, County of New York, Index No. 602993/03. We have sued our former CEO who has filed a counterclaim against us. We are unable at this time to provide a opinion as to the likely outcome, nor the potential expense to be incurred.

         We are a defendant in an action titled John J. Amore v. Steven Malin and A.B. Watley, Inc., Supreme Court of the State of New York, County of New York, Index No. 603833/03. Plaintiff filed a complaint alleging breach of a contract against A.B. Watley, Inc. seeking damages in the amount of $500,000 and slander against Steven Malin, our Chairman, seeking damages in the amount of $5,000,000. We have filed an answer denying all wrongdoing. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter.

         On December 9, 2004, A.B. Watley, Inc. was notified of an award rendered by an NASD arbitration panel against A.B. Watley, Inc. for compensatory damages in the amount of $811,927 to claimant, James B. Fellus, in the case encaptioned James B. Fellus vs. A.B. Watley, Inc. (NASD Arbitration No.:
03-05526). All other relief sought by claimant (including an award against A.B. Watley Direct, Inc. and/or A.B. Watley Group, Inc., and for attorneys fees and punitive damages) was expressly denied. The arbitration involved claims by a former employee of A.B. Watley, Inc. for alleged breach of contract (all other claims having been withdrawn by the former employee). The amount awarded presumably represented damages for alleged non-payment of contractual salary. A.B. Watley, Inc. intends to move to vacate the award by asserting, among other things, that the panel manifestly disregarded the undisputed facts and applicable, well-settled law.

         We are the respondent in an action titled Dover Limited et al v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, us, our President, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. We deny all wrongdoing in connection with this matter and intend to vigorously defend this matter. We have filed a motion to dismiss the Compliant in its entirety, which has been fully briefed by the parties. Plaintiff has filed an amended compliant adding additional claims and parties, including A.B. Watley Group Inc. and A.B. Watley Direct, Inc. Our response to the amended compliant is not due yet but we intend to vigorously defend this matter.

         In addition to the foregoing, in the ordinary course of business, we and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. Except as set forth in this quarterly report, we are not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which could have a material adverse effect on our business. There can be no assurance that one or more disciplinary actions, if decided adversely us, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 11, 2005 we issued 1,300,000 stock options to the President of our subsidiary, A.B. Watley Direct, Inc. Each option has an exercise price of $.20 per share.

         On December 31, 2004, the holder of 2,050,000 common stock purchase warrants, each exercisable for one share of our common stock at an exercise price of $.01 per share, exercised these warrants resulting in proceeds of $20,500. The same holder entered into a Warrant Amendment Agreement with us on December 31, 2004 whereby the holder paid us $44,002, and agreed to terminate 311,497 warrants held by it with exercise prices ranging from $2.9333 to $3.686 in exchange for our revising the terms of the 4,400,158 remaining warrants held by the holder. The revisions included a reduction in the exercise price of the warrants from $.01 to $.001 and the addition of restrictions related to the timing and amount of warrants that the holder could exercise.

         Effective October 12, 2004 we retained Sichenzia Ross Friedman Ference LLP ("Sichenzia") to represent us in the action titled Dover Limited and Wendy Sui Cheng Yap v. A.B. Watley Inc., Robert Malin, Keith Sorrentino, John Coakley, Alain Assemi and John J. Amore (Case No.: 04 CV 7366) as filed in the United States District Court, Southern District of New York. In connection therewith, we paid Sichenzia an initial retainer of $10,000 and issued an aggregate of 1,000,000 shares of our common stock to Sichenzia. In the event we pay all Sichenzia invoices related to this matter within 30 days of issuance, the 1,000,000 shares will be returned to us for cancellation. If we fail to do so, the shares will be retained and the proceeds from sales thereof will be applied to all of the outstanding and current balances due by us to them. Any excess will be applied to additional fees incurred, if any. Any remaining proceeds after that will be retained by the share recipients.

         In October 2004 we issued an aggregate of 300,000 shares of our common stock to three persons with respect to legal and other services rendered and 100,000 shares to an affiliate of our legal counsel in return for services provided in connection with a debt conversion.

         Effective August 9, 2004 we reached an agreement with legal counsel, Sichenzia Ross Friedman Ference LLP ("Sichenzia") with respect to our outstanding invoice to them of approximately $141,000 (the "Outstanding Balance") as of June 30, 2004 (a provision has been provided for in our consolidated financial statements). The agreement provides for the payment of the Outstanding Balance in installments, $90,000 of which has been paid as at December 20, 2004. The remaining installments are due on or before December 31, 2004 ($10,000) and on or before January 15, 2005 ($29,364). As an alternative to the January 15, 2005 payment, we can make payment of an aggregate of $41,364 in installments over a period of four months commencing January 15, 2005. In consideration of the foregoing, we also issued an aggregate of 550,000 shares of our common stock to designated partners in Sichenzia. Sichenzia has agreed that 450,000 of such shares will be returned to us for cancellation in the event that we pay the Outstanding Balance in full and not any time prior thereto allow the current balance die to them to exceed $30,000 for a period of more than 45 days. In the event we do not satisfy these conditions, Sichenzia can retain the 450,000 shares and apply the sale proceeds against the Outstanding Balance and any other sums then due by us to them.

         Each of the above transactions were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. We filed a Registration Statement on Form SB-2 on November 12, 2004 for all of our shares of common stock described above. Such Registration Statement was declared effective on January 28, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement agreement. In June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. The remaining principal and interest balances payable at December 31, 2004, as set forth in our condensed consolidated financial statements, were $2,441,260 and $232,174 respectively.

         During the three months ended December 31, 2004, a former officer requested repayment of the $700,000 of notes payable including accrued interest in the amount of $235,972. The Company paid $75,829 of accrued interest in October 2004 and has not made any other payments on the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

EXHIBIT NO.                            DESCRIPTION
31.1                Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                    Executive Officer
31.2                Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
                    Financial Officer
32.1                Rule 1350 Certification of Principal Executive Officer
32.2                Rule 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K

On December 14, 2004, we filed a Form 8-K dated December 9, 2004. Under Item
8.01 thereof, "Other Events", we disclosed an arbitration award that had been rendered against A.B. Watley, Inc.

No other reports on Form 8-K were filed by us during the quarter ended December 31, 2004.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: February 9, 2005           A.B. Watley Group Inc.

                                         By: /s/ Robert Malin
                                            ------------------------------
                                         Robert Malin
                                         President, Principal Financial Officer