Form 10QSB
period 2005-03-31
AB WATLEY GROUP INC
filed 2005-05-23
CIK 1035632

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       The number of shares of the Registrant's common stock outstanding at May 17, 2005, was 29,115,228.

       Transitional Small Business Disclosure Format:Yes |_|  No |X|
================================================================================

                             A.B. WATLEY GROUP INC.
                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

         Special Note Regarding Forward Looking Statements ....................3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements .................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................20
Item 3.  Controls and Procedures..............................................25

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................25
Item 2.  Unregistered Sale of Equity in Securities and Use of Proceeds........30
Item 3.  Defaults Upon Senior Securities......................................31
Item 4.  Submission of Matters to a Vote of Security Holders..................32
Item 5.  Other Information....................................................32
Item 6.  Exhibits and Reports on Form 8-K.....................................35

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Condensed Consolidated Statements of Financial Condition              5
         as at March 31, 2005 (unaudited) and September 30, 2004

         Condensed Consolidated Statements of Operations for the
         three and six months ended March 31, 2005 and 2004                    6
         (unaudited)

         Condensed Consolidated Statements of Cash Flows for the
         six months ended March 31, 2005 and 2004 (unaudited)                  7

         Notes to Condensed Consolidated Financial Statements               8-19
         (unaudited)

                             A.B. WATLEY GROUP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                   September 30,
                                                                               March 31, 2005          2004
                                                                               ---------------    ---------------
                                                                                 (Unaudited)
ASSETS:
Cash and cash equivalents                                                      $       148,880    $       182,929
Receivables from clearing brokers                                                       49,341            314,374
Loans receivable from related party                                                    258,227            258,227
Other assets                                                                            59,005             22,600
                                                                               ---------------    ---------------
TOTAL ASSETS                                                                   $       515,453    $       778,130
                                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Accounts payable and accrued liabilities                                             9,209,775          9,916,940
Accrued liabilities to LLC Class B Members                                           1,905,240          1,910,600
Payable to clearing broker                                                              74,950            135,412
Notes payable to former officer                                                        700,000            700,000
Notes payable - other                                                                  307,500            307,500
Subordinated borrowings                                                              2,791,260          2,791,260
Subordinated borrowings from officer                                                   180,000            180,000
                                                                               ---------------    ---------------
                                                                                    15,168,725         15,941,712
                                                                               ---------------    ---------------
STOCKHOLDERS' DEFICIT:
Series A Redeemable Convertible Preferred Stock, $0.001 par value, 1,000,000
   shares authorized and none issued and outstanding                                        --                 --
Common stock, $0.001 par value, 50,000,000 shares authorized and 28,615,228 and 19,062,138 issued and outstanding at March 31, 2005
   and September 30, 2004, respectively                                                 28,615             19,062
Additional paid-in capital                                                          61,034,719         60,326,668
Subscription receivable                                                               (506,163)        (1,264,109)
Deferred compensation                                                                 (582,000)          (101,620)
Accumulated deficit                                                                (74,628,443)       (74,143,583)
                                                                               ---------------    ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                        (14,653,272)       (15,163,582)
                                                                               ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $       515,453    $       778,130
                                                                               ===============    ===============

See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,          Six Months Ended March 31,
                                                    --------------------------------    --------------------------------
                                                           2005             2004              2005              2004
                                                           ----             ----              ----              ----

Revenues:
Commissions                                         $      876,140    $    1,752,534    $    2,230,009    $    3,049,468
Data service fees                                          108,403           116,045           215,056           257,754
Principal transactions                                          --           891,421                --         2,356,633
Interest and other income                                  117,238           208,305           295,766           397,238
                                                    --------------    --------------    --------------    --------------
Total revenues                                           1,101,781         2,968,305         2,740,831         6,061,093

Interest expense                                            71,104           327,792           168,398           600,273
                                                    --------------    --------------    --------------    --------------
Net revenues                                             1,030,677         2,640,513         2,572,433         5,460,820
                                                    --------------    --------------    --------------    --------------

Expenses and other charges:
Commissions, floor brokerage and clearing charges          423,445         1,304,732         1,131,493         2,478,419
Employee compensation and related costs                    640,462         1,223,332         1,163,517         2,594,465
Communications                                             104,502           107,862           177,716           325,721
Business development                                        42,816           (22,560)           64,299            79,330
Professional services                                      495,844            33,237           844,238           273,571
Occupancy and equipment                                    113,294           308,983           365,981           666,980
Depreciation and amortization                                   --            97,868                --           198,387
Other expenses                                            (121,566)          159,710          (689,951)          374,414
Abandonment of leasehold improvements                           --         1,023,522                --         1,023,522
                                                    --------------    --------------    --------------    --------------
Total expenses                                           1,698,797         4,236,686         3,057,293         8,014,809
                                                    --------------    --------------    --------------    --------------

Net loss                                            ($     668,120)   ($   1,596,173)   ($     484,860)   ($   2,553,989)
                                                    ==============    ==============    ==============    ==============

Basic and diluted loss per common share             ($        0.03)   ($        0.12)   ($        0.02)   ($        0.20)
                                                    ==============    ==============    ==============    ==============

Weighted average shares outstanding                     23,160,019        12,917,694        21,730,596        12,851,698
                                                    ==============    ==============    ==============    ==============


See notes to condensed consolidated financial statements

                             A.B. WATLEY GROUP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  For the Six Months Ended
                                                                                          March 31,
                                                                                    2005           2004
                                                                                 -----------    -----------
Cash flows from operating activities:
Net Loss                                                                         ($  484,860)   ($2,553,989)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
   Non-cash compensation and service costs
     Options costs                                                                        --          9,334
     Amortization of debt discount in connection with
        issuance of warrants and subordinated debt                                        --         91,241
     Amortization of finance charge in connection with
        notes payable                                                                     --         37,500
     Deferred compensation costs                                                     119,620             --
     Depreciation and amortization                                                        --        198,386
     Loss on abandonment of leasehold improvements                                        --      1,023,522
   Changes in assets and liabilities:
   (Increase) decrease in operating assets:
       Receivables from clearing brokers                                             265,034        (18,547)
       Securities owned                                                                   --      1,309,145
       Loans receivable from related party                                                --         14,500
       Security deposits                                                                  --         30,000
       Other assets                                                                  (36,405)         5,394
Increase (decrease) in operating liabilities:
       Accounts payable and accrued liabilities                                     (655,166)       458,798
       Payable to clearing broker                                                    (60,462)    (1,000,475)
       Securities sold, not yet purchased                                                 --        (28,010)
                                                                                 -----------    -----------
   Net cash used in operating activities                                         ($  852,239)   ($  423,201)
                                                                                 -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants                                               $    64,501    $        --
Exercise of stock options                                                              1,103             --
Proceeds from notes payable - other                                                       --      1,950,000
Repayment of notes payable - other                                                        --     (1,455,131)
Proceeds from subscription receivable                                                757,946             --
Capital distribution to LLC Class B members                                           (5,360)       (45,000)
                                                                                 -----------    -----------
   Net cash provided by financing activities                                     $   818,190    $   449,869
                                                                                 -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (34,049)        26,668
Cash and cash equivalents at beginning of period                                     182,929         41,296
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $   148,880    $    67,964
                                                                                 ===========    ===========
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE
  OF CASH FLOW INFORMATION:
    Cash paid for:
      Interest                                                                   $    17,500    $    17,500
      Taxes                                                                               --             --

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES AND DISCLOSURE OF
  CASH FLOW INFORMATION:

Issuance of stock in payment of liability                                        $    52,000             --
Issuance of common stock for financing charge in connection with notes payable            --    $    87,500
Issuance of common stock in connection with employment agreement                 $   600,000             --

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities is comprised of the following:

                                                         --------------         -------------
                                                         March 31, 2005          September 30,
                                                          (Unaudited)                2004
                                                         --------------         -------------

Commissions, floor brokerage and clearing costs          $     956,516          $   1,809,805
Compensation                                                 1,590,625              1,089,776
Communications                                               1,342,898              1,533,294
Business development                                           136,582                 87,690
Professional fees                                              821,181                978,933
Occupancy, equipment and leases                              1,453,713              1,133,243
Information technology                                       1,371,846              1,236,425
Legal                                                          437,334                600,000
Accrued interest                                               555,161                491,885
Other                                                          543,919                955,889
                                                         -------------          -------------
                                                         $   9,209,775          $   9,916,940
                                                         =============          =============


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

ACCOUNTS PAYABLE SETTLEMENTS

During the three and six month periods ended March 31, 2005, the Company settled outstanding balances with certain vendors for less than the amount that had previously been accrued by the Company. Such settlements, in addition to adjustments to amounts owed to certain vendors, resulted in a net benefit in the amount of approximately $165,000 and $862,000 for the three and six month periods ended March 31, 2005, respectively, which is included in "Other Expenses" in the accompanying Condensed Consolidated Statements of Operations.

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

The following table illustrates the effects on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                    Three Months Ended March 31,   Six Months Ended March 31,
                                     --------------------------    --------------------------
                                        2005           2004           2005            2004
                                     -----------    -----------    -----------    -----------

      Net loss                       ($  668,120)   ($1,596,173)   ($  484,860)   ($2,553,989)

Deduct: Total stock-based employee
   compensation expense determined
   under the fair value method          (394,913)      (139,256)      (454,574)      (157,579)
                                     -----------    -----------    -----------    -----------
Pro forma net loss                   ($1,063,033)   ($1,735,429)   ($  939,434)   ($2,711,568)
                                     -----------    -----------    -----------    -----------

Basic and diluted loss per
      common share as reported       ($     0.03)   ($     0.12)   ($     0.02)   ($     0.20)
                                     -----------    -----------    -----------    -----------
Pro forma loss per
common share - basic and diluted     ($     0.05)   ($     0.13)   ($     0.04)   ($     0.21)
                                     -----------    -----------    -----------    -----------

The Company follows SFAS No. 128, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per shares ("EPS"). Basic EPS includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur through the effect of common shares issuable upon exercise of stock options and warrants. Potential common shares amounted to 21,448,938 and 15,400,954, respectively as of March 31, 2005 and 2004, respectively, and were not included in the computation of diluted EPS since the effect would be anti-dilutive.

On March 15, 2005, the Company modified the terms of 6,845,000 existing options by fully accelerating the vesting period for these options. All other terms and the exercise prices of the options remain the same.

In January 2005 we issued 1,300,000 stock options to the then president of our subsidiary, A.B. Watley Direct, Inc. Each option has an exercise price of $.20 per share (the fair value of each option was approximately $.12).

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

                                                    Six Months Ended March 31,
                                                     ------------------------
                                                        2005          2004
                                                     ----------    ----------

Dividend yield                                            0%            0%
Weighted average expected life:
    Employees:                                       10.0 years    10.0 years
    Non-employees:                                   10.0 years         --
Weighted average risk-free rate                         4.52%         4.21%
Expected volatility                                      416%          109%


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

RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") finalized FAS No. 123R "Share-Based Payment" ("FAS 123R"), amending FAS No. 123, effective beginning the first quarter of fiscal 2006. FAS 123R will require the Company to expense stock options based on grant date fair value in the condensed consolidated financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented in Note 2. The adoption of FAS 123R which is effective for annual periods beginning October 1, 2006, is not expected to have a material effect on the Company's financial statements.

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

3. NET CAPITAL REQUIREMENTS

Direct is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"). In accordance with this rule, Direct is required to maintain defined minimum net capital equal to the greater of $5,000 or 6-2/3% of aggregate indebtedness as defined. As of March 31, 2005, Direct had net capital of $63,529 which was $50,875 in excess of its minimum requirement.

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

The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing brokers, it requires customers to maintain margin collateral in compliance with various regulatory and internal company policy guidelines. The clearing brokers monitor required margin levels daily and, pursuant to such guidelines, request customers to deposit additional collateral or reduce securities positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets. As of March 31, 2005, the Company has provided a reserve for uncollectible receivables from clearing brokers in the amount of $1,166,777. There was no bad debt expense incurred by the Company for the three and six month periods ended March 31, 2005.

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

5. NOTES AND LOANS PAYABLE

The Company's outstanding obligation under notes and loans payable as of March 31, 2005 and September 30, 2004 was as follows:

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
                                                  --------
                                                  $700,000
                                                  ========

The former officer has requested repayment of the notes payable. The Company paid $75,829 of accrued interest in October 2004 and has not made any other payments on the notes. As of March 31, 2005 and September 30, 2004, accrued interest on these Notes Payable - Former Officer amounted to $177,643 and $218,472, respectively, which is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition.

On December 23, 2003, the Company borrowed $1,800,000 from a third party at the rate of 20% per annum. On January 16, 2004 the Company repaid the $1,800,000. Subsequently, during January and February 2004, the Company borrowed an additional $307,500 from the same third party at the rate of 20% per annum. The note is due on demand. As of March 31, 2005 and September 30, 2004, $94,388 and $40,619, respectively, of interest has accrued on this note and is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition.

6. SUBORDINATED BORROWINGS

At March 31, 2005 and September 30, 2004, subordinated borrowings consisted of $2,971,260 of subordinated notes payable to general creditors as follows:

                  Amount          Interest Rate      Maturity
               ------------       -------------    ---------------
               $  2,441,260             7%             Matured
                    125,000            12%         October 31, 2006
                     55,000             0%         October 31, 2006
                    200,000            15%         October 31, 2006
                    150,000            13%         October 31, 2006
               ------------
               $  2,971,260
               ============


In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement agreement. In June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. The remaining principal and interest balances payable at March 31, 2005, as set forth in our condensed consolidated financial statements, were $2,441,260 and $283,130 respectively.

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

On March 8, 2005, the Company entered into a 1 year Consulting Agreement with Blue Marble Investments, Ltd. ("Blue Marble") pursuant to which Blue Marble will provide the Company with public relations services, and sales, marketing and general corporate advice. In consideration of the March 8, 2005 Consulting Agreement with Blue Marble, the Company issued 3,000,000 common stock purchase warrants to Blue Marble, each to purchase one share of the Company's common stock at a price of $0.01 per share at any time during the 10 year period commencing March 8, 2006. The Company will record a charge to operations for the fair value of the warrants over the two year term of the consulting agreement.

Pursuant to the Company's March 21, 2005 Employment Agreement with John G. Hewitt (see Note 8), the Company issued 5,000,000 shares of common stock on March 21, 2005. In addition, the Company agreed to issue 7,500,000 common stock purchase warrants to Mr. Hewitt, each to purchase one share of the Company's common stock at any time during the 10 year period commencing March 21, 2005. 2,000,000 of the warrants have an exercise price of $0.05 per share and vest when and if the Company achieves a cumulative net profit during the term of the Employment Agreement of $1,500,000 or more. 2,000,000 of the warrants have an exercise price of $0.20 per share and vest when and if the Company achieves a cumulative net profit during the term of the Employment Agreement of $4,500,000 or more. 2,000,000 of the warrants have an exercise price of $0.40 per share and vest when and if the Company achieves a cumulative net profit during the term of the Employment Agreement of $7,500,000 or more. 1,500,000 of the warrants have an exercise price of $0.40 per share and vest when and if the Company achieves a cumulative net profit during the term of the Employment Agreement of $10,500,000 or more. Subject to earlier forfeiture, as provided in the Employment Agreement, in the event the cumulative net profit target of $10,500,000 is not achieved on or before March 31, 2009, all non-vested warrants will be forfeited.

On May 17, 2005, the Company notified Mr. Hewitt that the Employment Agreement was being terminated for cause. This had the effect of terminating the 7,500,000 common stock purchase warrants issued under the Employment Agreement. The Company intends to seek the return of the 5,000,000 compensation shares for cancellation. The Company has yet to determine the effect of the forgoing on its financial statements.

On March 29, 2005, the holder of 1,103,090 common stock purchase warrants, each exercisable for one share of our common stock at an exercise price of $.001 per share, exercised these warrants resulting in proceeds of $1,103.

In July 2004 we sold 5,000,000 shares in a private placement transaction for $2,000,000. Payment for the shares was to be made in installments with the final payment due April 1, 2005. To date, we have received an aggregate of $1,571,837 from the subscribers. The subscribers are in default of their payment obligation. The Company expects to receive the balance due form the subscribers prior to fiscal 2005 year end.

On April 7, 2005, the Board of Directors of the Company amended its Certificate of Incorporation in order to increase the number of authorized $0.001 par value shares of common shares from 50,000,000 common shares to 500,000,000 common shares.

In May 2005, the Company issued 500,000 shares of common stock in connection with a settlement agreement for prior legal services performed.

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

The Company presently occupies approximately 8,900 square feet at 90 Park Avenue, 26th Floor, New York, NY 10016 pursuant to an arrangement with the lessee, a related party (principals) to the Company, of the space. The term of the lease expires on May 31, 2014. AB Watley Direct, Inc. has guaranteed the full and timely performance of all obligations of the lessee under the lease. The lease provides for the payment of an annual base rental, together with lessee's proportionate share of building operating expenses including taxes. As the lease contains certain rent escalations provisions, in accordance with generally accepted accounting standards, the Company has elected to straight-line its monthly rent expense of $33,125 over the term of the lease and has recorded a deferred rent liability in the amount of $37,082 as of March 31, 2005, which is included in Accounts Payable and Accrued Liabilities in the accompanying Condensed Consolidated Statements of Financial Condition. Under the arrangement, the Company occupies approximately 95% of the leased space and pays a proportionate amount of the lease payments.

The aggregate minimum future rental payments are as follows:



                       Fiscal Year Ended
                       -----------------
                              2005            $  205,613
                              2006               349,550
                              2007               348,057
                              2008               390,503
                              2009               390,503
                           Thereafter          2,156,257
                                              ----------
                                              $3,840,484
                                              ==========

Rent expense for the three and six months ended March 31, 2005 was $107,360 and $334,912, respectively.

EMPLOYMENT AGREEMENTS

Effective March 21, 2005, the Company entered into a two year employment agreement (the "Employment Agreement") with John G. Hewitt pursuant to which Mr. Hewitt is serving as the Company's Chief Executive Officer and is also serving as the President and Chief Executive Officer for the Company's wholly owned subsidiary, A.B. Watley Direct, Inc. The term of the agreement is extendable for additional one year periods at the mutual discretion of the parties. The Employment Agreement provides for the payment of a base annual salary of $250,000 to Mr. Hewitt together with 5,000,000 shares of the Company's restricted common stock (the "Compensation Shares") and 7,500,000 common stock purchase warrants (the "Compensation Warrants"). The warrants are subject to anti-dilution. Mr. Hewitt is further entitled to participate in our proposed employee bonus pool which may be funded with up to 25% of our annual net profit, if any, for the twelve month periods commencing April 1, 2005. In the event the Employment Agreement is terminated by Mr. Hewitt for "good reason", as such term is defined therein, or is terminated by us "without cause", as such term us defined therein, we are obligated to pay Mr. Hewitt all of the base salary due for the remainder of the term. Further, in the event of termination for "good reason", "without cause" or as the result of the death or disability of Mr. Hewitt, all of the Compensation Warrants will be given the opportunity to vest for the remainder of the term, and at the end of the term all non-vested Compensation Warrants will be cancelled. In the event that during the first year of the term, Mr. Hewitt terminates the Employment Agreement for other than "good reason" or we terminate the Employment Agreement "with cause" Mr. Hewitt will be required to return the Compensation Shares to us for cancellation. Further, in the event of a termination at any time by Mr. Hewitt for other than "good reason" or by us "for cause" all of the Compensation Warrants shall become immediately void and of no further effect.

During the year ended September 30, 2002, the Company entered into employment agreements with two key executives. The total remaining compensation commitment under these three agreements is as follows:


                        Fiscal Year Ended
                          September 30,
                        -----------------
                               2005               $  275,000
                               2006               $  250,000
                               2007               $  125,000
                                                  ----------
                                                  $  650,000
                                                  ==========


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

In 2004, the Company learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on the Company's premises. The Company, along with certain officers and our directors, has been subpoenaed and provided testimony to the Commission in connection with the investigation. The Company and its officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, the Company is unable to determine the outcome of the investigation.

The NASD has advised us and certain of our officers and former employees that it intends to recommend the commencement of a disciplinary enforcement proceeding in connection with alleged violations of certain securities rules and regulations. Specifically, the contemplated charges relate to Late Trading and Market Timing with respect to the trading of mutual funds in violation of
Section 17(a) of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and Rule 10b-5 thereunder, as well as NASD Conduct Rules 2110 and 2120. As of the present time, the action has not been filed. If commenced, we intend to vigorously defend the action.

The Company is a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter had been settled in the amount of $34,658 payable on an installment basis of eight (8) months (a provision has been provided for in the condensed consolidated financial statements). The Company is in default of the settlement agreement and is currently paying the full amount due including liquidated damages of 25% and attorneys fees of $10,000, totaling $53,322, of which $41,928 has been paid as of March 31, 2005.

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

The Company is defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503 (a provision has been provided for in the condensed consolidated financial statements). The parties have reached an agreement whereby the Company will pay a total $205,000 to be paid in installments of $5,000 a month. As of March 31, 2005 the Company has paid $15,000 towards the judgment.

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

The Company is defendant is an action titled W.B. Wood & Co., Inc. v. A.B. Watley Group, Inc. and A.B. Watley, Inc. and A.B. Watley Direct, Inc., Index
No.: 10189-2004. Plaintiff has filed a Complaint against the Company and its subsidiaries in the amount of $85,642 for breach of a residential and equipment lease contract (a provision has been provided for in the condensed consolidated financial statements). The Company did not respond to the Complaint and Plaintiff filed a motion for a default judgment, which the firm is currently opposing. The Company denies liability and intends to vigorously defend this matter.

The Company is defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. This action is for damages arising out of the breach of a contract. Plaintiff seeks damages of approximately $215,000 and has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003 (a provision has been provided for in the condensed consolidated financial statements). Plaintiff is presently conducting post-judgment discovery.

The Company is defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. In March 2005, the parties reached a settlement, which contemplates a total payment of $322,927 to Plaintiff over the course of 16 months (a provision has been provided for in the condensed consolidated financial statements). The Company has paid $84,000 of this amount.

The Company is defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which the Company consented to a judgment in the amount of $295,857, less any payments made by the Company, and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for the Company. The Company has defaulted under the payment schedule, and Plaintiff has entered a judgment against the Company for the remaining balance due thereunder, $173,357 (a provision has been provided for in the condensed consolidated financial statements). Further, under the Agreement, Plaintiff is entitled to interest on the amount outstanding and its reasonable attorney's fees for collecting upon the Judgment. As of December 13, 2004, Plaintiff stated that the total judgment, interest and attorney's fees due are $249,610. On or about December 14, 2004, Plaintiff served a restraining notice upon the Company. As a result of the Company's default under a payment schedule under a prior Forbearance Agreement, on March 1, 2005, the Company entered into a Second Forbearance Agreement and new repayment schedule under which the Company agreed to pay $205,000 in cash and $10,000 in securities to Plaintiff. The Company has paid $145,000 under the Agreement and satisfied the securities payment under the Agreement. Pursuant to the payment schedule, the Company is obligated to pay the remaining $60,000 balance in six consecutive monthly installments of $10,000. If the Company makes the agreed upon payments, Plaintiff will file a Satisfaction of Judgment for the entire amount of the Judgment against the Company and agrees to waive any potential claim for failure to comply with Restraining Notices served upon the Company. However, if the Company defaults under the payment schedule, Plaintiff may declare a default and enter a judgment for $275,957, together with interest thereon at the rate of 9% per annum, less any payment made by the Company under the Agreement. Further, Plaintiff may take immediate steps to enforce the Judgment.

In March 2003, the holder of the $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, the Company filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable in the consolidated financial statements is $2,441,260. The Noteholder agreed that as long as the Company was not in default of any of its obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent the Company a notice of default alleging that it did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and the Company has not paid the remaining balance or received an extension of the maturity date. At March 31, 2005 the outstanding principal and interest balances due on the Note were $2,441,260 and $283,130, respectively.

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

The Company is the respondent in an action titled Dover Limited et al v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, the Company, its President, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. Plaintiff has filed an amended compliant adding additional claims and parties, including A.B. Watley Group Inc. and A.B. Watley Direct, Inc. The Company has filed a motion to dismiss the Amended Complaint and intends to vigorously defend this matter.

The Company is respondent in an arbitration titled Leonard v. A.B. Watley Direct, Inc. et. al., NASD Arb. No. 05-00070. Claimant filed an NASD Arbitration against the Company and the Compliance Officer of A.B. Watley Direct, Inc. for improperly terminating him. Claimant seeks $162,500 in compensatory damages. The Company denies the allegations in their entirety and submits that the arbitration is a vindictive attempt at retribution.

The Company is the plaintiff in an action titled A.B. Watley Group, Inc. v. Baron Investigation Inc., Supreme Court of the State of New York, County of Nassau, Index No. 000791/05. In this case, the Company sued Baron for, among other things, negligence with respect to its background investigation of John J. Amore, the Company's former chief executive officer. The Company is seeking in excess of $10,000,000 in damages. Baron filed its answer denying the Company's substantive allegations. At this juncture, it is impossible to provide an opinion as to the likely outcome, nor the potential expense to be incurred.

In February 2005, the Company received a demand notice for payment of notes issued to a former officer. The demand notice requested payment of the $700,000 notes payable to former officer recorded on the statement of financial condition and payments for two other notes notice totaling $436,845 (a provision has been provided for in the consolidated financial statements).

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

9. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effects of temporary differences that give rise to deferred tax assets at March 31, 2005, are principally the result of net operating carryforwards. At March 31, 2005, the Company had a net operating loss carry forward for federal, state and local tax purposes of approximately $74.6 million that will begin to expire no sooner than September 30, 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, and thus a 100% valuation allowance of theses benefits ($29.4 million) was established. Certain of such net operating loss benefits may be limited as a result of a change of control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. Our results of operations for interim periods are not necessarily indicative of the results for the entire fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES. Total revenues for the three months ended March 31, 2005 were $1,101,781 a decrease of $1,866,524 or 63%, as compared to revenues of $2,968,305 for the three months ended March 31, 2004. This decrease in revenue is attributable to the decrease in commission revenue and principal trading revenue. We ceased principal trading in January 2004.

Commissions: For the three months ended March 31, 2005, we earned commission revenues of $876,140 representing a 50% decrease as compared to commission revenues of $1,752,534 for the three months ended March 31, 2004. This decrease in commission revenues is due to a decrease in overall trading volume.

Data Service Fees: Revenues from data service fees for the three months ended March 31, 2005 were $108,403 as compared to $116,045 for the three months ended March 31, 2004 representing an decrease of $7,642 or 7%, primarily due to reductions in the amounts charged to customers for data service fees.

Revenues from Principal Transactions: We ceased proprietary trading in January 2004. We earned revenue of $891,421 from such transactions during the six months ended March 31, 2004.

Interest and Other Income: Interest and Other Income for the three months ended March 31, 2005 was $117,238 representing a $91,067, or 44%, decrease as compared to $208,305 for the three months ended March 31, 2004 primarily due to ECN rebates received during the three months ended March 31, 2004.

Interest Expense: Interest expense for the three months ended March 31, 2005 and 2004, were $71,104 and $327,792, respectively. The decrease of $256,688, or 78%, resulted from the decrease in subordinated loans from $5 million as of March 31, 2004 to $2.4 million as of March 31, 2005, and $45,621 of amortization of debt discount related to the subordinated loan included in the three months ended March 31, 2004.

Net Revenues: As a result of the foregoing, for the three months ended March 31, 2005 net revenues were $1,030,677 compared to $2,640,513 for the three months ended March 31, 2004, a decrease of $1,609,836 or 61%. Excluding revenue from proprietary trading, net revenues decreased $718,415 or 41%. No single customer or group of customers accounted for 10% or more of our revenues.

EXPENSES. Total expenses for the three months ended March 31, 2005 were $1,698,796, a $2,537,889 or 60% decrease compared to total expenses of $4,236,686 for the three months ended March 31, 2004. The decrease is attributable to the following:

Commissions, Floor Brokerage and Clearing Charges: For the three months ended March 31, 2005 and 2004, we incurred $423,445 and $1,304,732 of Commissions, Floor Brokerage and Clearing Charges, respectively. The $881,287, or 68%, decrease in costs represents payments to our clearing and floor brokers who facilitate security transactions. The reduction in charges is due to the elimination of the proprietary trading business in January 2004 and the decrease of commission revenue.

Employee Compensation and Related Costs: Employee Compensation and Related Costs of $640,462 for the three months ended March 31, 2005 reflects a 48% decrease as compared to $1,223,332 incurred for such costs during the three months ended March 31, 2004. This $582,870 decrease is attributable to both the reduction in the number of administrative personnel and the elimination of compensation paid to the proprietary trading division.

Communications: Communications expense for the three months ended March 31, 2005 amounted to $104,502, as compared to $107,862 for the three months ended March 31, 2004. This $3,360, or 3% decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

Business Development: Business Development costs for the three months ended March 31, 2005 amounted to $42,816, an increase of $65,376 as compared to ($22,560) for the three months ended March 31, 2004. This increase was due to additional personnel participating in trade shows to solicit new retail customers.

Professional Services: Professional Services primarily consists of legal, accounting and consulting costs. For the three months ended March 31, 2005, our professional services amounted to $495,844 as compared to $33,237 for the three months ended March 31, 2004, representing an increase of $462,607. This increase was primarily the result of increased legal fees due to litigation offset by reduced audit and accounting fees.

Occupancy and Equipment: The costs for Occupancy and Equipment for the three months ended March 31, 2005 were $113,294 a decrease of $195,689 or 63%, compared to $308,983 for the three months ended March 31, 2004. The reduction in Occupancy and Equipment costs is due primarily to the relocation of our offices from 40 Wall Street to 90 Park Avenue, New York, NY.

Depreciation and Amortization: There was no Depreciation and Amortization expense for the three months ended March 31, 2005 as we have no fixed assets.

Other Expenses: For the three months ended March 31, 2005, we incurred a $121,566 benefit in Other Expenses as compared to a $159,710 expense for the three months ended March 31, 2004. The $281,276 reduction in Other Expenses is primarily due to a benefit recognized in connection with settlements with vendors and adjustments in the amount owed to certain vendors in the amount of approximately $165,000.

Net Loss: As a result of the fore-mentioned factors, we incurred a net loss of $668,120 for the three months ended March 31, 2005 as compared to a loss of $1,596,173 for the three months ended March 31, 2004.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

REVENUES. Total revenues for the six months ended March 31, 2005 were $2,740,831 a decrease of $3,320,262 or 55%, as compared to revenues of $6,061,093 for the six months ended March 31, 2004. This decrease in revenue is attributable to the decrease in commission revenue and principal trading revenue. We ceased principal trading in January 2004.

Commissions: For the six months ended March 31, 2005, we earned commission revenues of $2,230,009 representing a 27% decrease as compared to commission revenues of $3,049,468 for the six months ended March 31, 2004. This decrease in commission revenues is due to a decrease in overall trading volume.

Data Service Fees: Revenues from data service fees for the six months ended March 31, 2005 were $215,056 as compared to $257,754 for the six months ended March 31, 2004 representing an decrease of $42,698 or 17%, primarily due to reductions in the amounts charged to customers for data service fees.

Revenues from Principal Transactions: We ceased proprietary trading in January 2004. We earned revenue of $2,356,633 from such transactions during the six months ended March 31, 2004.

Interest and Other Income: Interest and Other Income for the six months ended March 31, 2005 was $295,766 representing a $101,472, or 26%, decrease as compared to $397,238 for the six months ended March 31, 2004 primarily due to ECN rebates received during the six months ended March 31, 2004.

Interest Expense: Interest expense for the six months ended March 31, 2005 and 2004, were $168,398 and $600,273, respectively. The decrease of $431,875, or 72%, resulted from the decrease in subordinated loans from $5 million as of March 31, 2004 to $2.4 million as of March 31, 2005, and $91,241 of amortization of debt discount related to the subordinated loan included in the six months ended March 31, 2004.

Net Revenues: As a result of the foregoing, for the six months ended March 31, 2005 total net revenues were $2,572,433 compared to $5,460,820 for the six months ended March 31, 2004, a decrease of $2,888,387 or 53%. Excluding revenue from proprietary trading, net revenues decreased $531,754 or 17%. No single customer or group of customers accounted for 10% or more of our revenues.

EXPENSES. Total expenses for the six months ended March 31, 2005 were $3,057,293, a $4,957,516 or 62% decrease compared to total expenses of $8,014,809 for the six months ended March 31, 2004. The decrease is attributable to the following:

Commissions, Floor Brokerage and Clearing Charges: For the six months ended March 31, 2005 and March 31, 2004 we incurred $1,131,493 and $2,478,419 of
Commissions, Floor Brokerage and Clearing Charges, respectively. The $1,346,926, or 54%, decrease in costs represents payments to our clearing and floor brokers who facilitate security transactions. The reduction in charges is due to the elimination of the proprietary trading business in January 2004 and an overall decrease in trading volume.

Employee Compensation and Related Costs: Employee Compensation and Related Costs of $1,163,517 for the six months ended March 31, 2005 reflects a 55% decrease as compared to $2,594,465 incurred for such costs during the six months ended March 31, 2004. This $1,430,948 decrease is attributable to both the reduction in the number of administrative personnel and the elimination of compensation paid to the proprietary trading division.

Communications: Communications expense for the six months ended March 31, 2005 amounted to $177,716, as compared to $325,721 for the six months ended March 31, 2004. This $148,005, or 45% decrease is largely due to the consolidation of various data lines and obtaining competitive pricing with new vendors.

Business Development: Business Development costs for the six months ended March 31, 2005 amounted to $64,299, a decrease of $15,031, or 19%, as compared to $79,330 for the six months ended March 31, 2004. This decrease was due to the reduction of the amount of advertising in trade publications.

Professional Services: Professional Services primarily consists of legal, accounting and consulting costs. For the six months ended March 31, 2005, our professional services amounted to $844,238 as compared to $273,571 for the six months ended March 31, 2004, representing an increase of $570,667 or 209%. This increase was primarily the result of increased legal fees due to litigation offset by reduced audit and accounting fees.

Occupancy and Equipment: The costs for Occupancy and Equipment for the six months ended March 31, 2005 were $365,981 a decrease of $300,999 or 45%, compared to $666,980 for the six months ended March 31, 2004. The reduction in Occupancy and Equipment costs is due primarily to the relocation of our offices from 40 Wall Street to 90 Park Avenue, New York, NY.

Depreciation and Amortization: There was no Depreciation and Amortization expense for the three months ended March 31, 2005 as we have no fixed assets.

Other Expenses: For the six months ended March 31, 2005, we incurred a $689,951 benefit in Other Expenses as compared to a $374,414 expense for the six months ended March 31, 2004. The $1,064,365 reduction in Other Expenses is primarily due to a benefit recognized in connection with settlements with vendors and adjustments in the amount owed to certain vendors in the amount of approximately $862,000.

Net Loss: As a result of the fore-mentioned factors, we incurred a net loss of $484,860 for the six months ended March 31, 2005 as compared to a loss of $2,553,989 for the six months ended March 31, 2004.

GOING CONCERN

As indicated by the accompanying unaudited condensed consolidated financial statements, we have significant deficits in working capital and stockholders' equity, as well as, negative cash flows from operations. These factors continue to raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NET OPERATING LOSS CARRYFORWARDS

Our net operating loss carryforwards are scheduled to expire beginning in the year 2013. The issuance of additional equity securities, together with our recent financing and public offering, could be deemed to result in an ownership change and thus could limit our use of our net operating losses. If we achieve profitable operations, any limitations on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the period for which the deferred tax assets are deductible, management believes it is more likely than not that we will not realize the benefits of these deductible differences.

RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") finalized FAS No. 123R "Share-Based Payment" ("FAS 123R"), amending FAS No. 123, effective beginning the first quarter of fiscal 2006. FAS 123R will require us to expense stock options based on grant date fair value in the condensed consolidated financial statements. Further, the adoption of FAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option pricing model is presented in Note 2. The adoption of FAS 123R, which is effective for annual periods beginning October 1, 2006, is not expected to have a material effect on our financial statements.

In December 2004, the FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29 ("FAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for our fiscal year ending September 30, 2006. The adoption of FAS 153 is not expected to have a material impact on our condensed consolidated financial position, liquidity or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

In 2004, we learned that the Securities and Exchange Commission staff was conducting a formal order investigation. While the exact scope of the SEC investigation is uncertain, it appears that the Commission is investigating trading activities that may have occurred on our premises. We, along with certain officers and our directors, have been subpoenaed and provided testimony to the Commission in connection with the investigation. We and our officers, directors and subsidiaries will continue to cooperate with the Commission's investigation. At this time, we are unable to determine the outcome of the investigation.

The NASD has advised us and certain of our officers and former employees that it intends to recommend the commencement of a disciplinary enforcement proceeding in connection with alleged violations of certain securities rules and regulations. Specifically, the contemplated charges relate to Late Trading and Market Timing with respect to the trading of mutual funds in violation of
Section 17(a) of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and Rule 10b-5 thereunder, as well as NASD Conduct Rules 2110 and 2120. As of the present time, the action has not been filed. If commenced, we intend to vigorously defend the action.

We are a defendant in an action titled Michael Fielman v. A.B. Watley, Inc. and A.B. Watley Group Inc., which was filed in the Supreme Court of the State of New York, County of Nassau, Index No. 012082/02. This is an action for unpaid wages seeking $28,657, plus statutory damages, costs, and attorneys' fees. This matter had been settled in the amount of $34,658 payable on an installment basis of eight (8) months. We are in default of the settlement agreement and are currently paying the full amount due including liquidated damages of 25% and attorneys fees of $10,000, totaling $53,322, of which $41,928 has been paid as of March 31, 2005.

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

We are a defendant in an action titled Hyperfeed Technologies, Inc. v. A.B. Watley Group Inc., filed in the Supreme Court of the State of New York, County of New York, Index No. 111538/03. Plaintiff has domesticated an out-of-state judgment against A.B. Watley Group Inc. in the amount of $180,503. The parties have reached an agreement whereby the Company will pay a total $205,000 to be paid in installments of $5,000 a month. As of March 31, 2005 we have paid $15,000 towards the judgment.

We are a respondent in an arbitration titled Steven Messina, Brian Kelly, and Thomas Messina v. A.B. Watley, Inc., NASD Arbitration No. 02-04649. Claimants filed this action against A.B. Watley, Inc. in August 2002 seeking actual damages consisting of unpaid commissions of approximately $147,000. A.B. Watley, Inc. denies all wrongdoing in connection with this matter, and has asserted a counterclaimfor $608,000 against Claimants for breaches of contract and fiduciary duties. A.B. Watley, Inc. intends to vigorously defend this matter and prosecute its counterclaim.

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

Our principal offices were formerly located at 40 Wall Street, New York, New York at an annual cost of approximately $920,000 per year, plus escalations. The Company's previous landlord, 40 Wall Street, LLC, commenced two separate landlord/tenant proceedings seeking money judgments and orders of eviction against the Company. Both proceedings have been settled whereby we vacated a portion of the premises in March 2004 and the remaining portion in June 2004. We have signed a confession of judgment for $609,441 and the landlord has entered that money judgment representing rent arrears. In connection with landlord's attempted enforcement of such money judgment, landlord's counsel has served a motion seeking to conduct discovery, including a deposition and information subpoena. We have complied with all necessary discovery requests by providing a copy of our quarterly financial statement, but the Court will likely order that additional discovery be provided.

We are the defendant is an action titled W.B. Wood & Co., Inc. v. A.B. Watley Group, Inc. and A.B. Watley, Inc. and A.B. Watley Direct, Inc., Index No.:
10189-2004. Plaintiff has filed a Complaint against us and our subsidiaries in the amount of $85,642 for breach of a residential and equipment lease contract. We did not respond to the Complaint and Plaintiff filed a motion for a default judgment, which we are currently opposing. We deny liability and intend to vigorously defend this matter.

We are a defendant in an action titled Siemens Financial Services, Inc. f/k/a Siemens Credit Corporation v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 603769/2002. This action is for damages arising out of the breach of a contract. Plaintiff seeks damages of approximately $215,000 and has a judgment against A.B. Watley Group Inc. in the amount of $179,883 with interest accrued thereon from July 10, 2003. Plaintiff is presently conducting post-judgment discovery.

We are a defendant in an action titled Peter Wigger v. A.B. Watley Group Inc., Supreme Court of the State of New York, County of New York, Index No. 604124/02. Plaintiff filed a complaint alleging breach of a commission agreement and unpaid wages due and owing. Plaintiff seeks damages in the amount of $398,750 plus interest accrued thereon. Plaintiff has filed a motion for summary judgment on his claims. In March 2005, the parties reached a settlement, which contemplates a total payment of $322,927 to Plaintiff over the course of 16 months. We have paid $84,000 of this amount.

We are a defendant in an action titled Lehr Construction Corp. v. A.B. Watley Group Inc., Supreme Court of New York, County of New York, Index No. 600276/02. This action is for damages arising out of the alleged breach of a construction contract. Plaintiff sought damages of approximately $233,794. On March 6, 2003, the parties reached a settlement in which we consented to a judgment in the amount of $295,857, less any payments made by us, and the parties simultaneously entered into a Forbearance Agreement (the "Agreement"), which set forth a payment schedule for us. We have defaulted under the payment schedule, and Plaintiff has entered a judgment against us for the remaining balance due thereunder, $173,357. Further, under the Agreement, Plaintiff is entitled to interest on the amount outstanding and its reasonable attorney's fees for collecting upon the Judgment. As of December 13, 2004, Plaintiff stated that the total judgment, interest and attorney's fees due are $249,610. On or about December 14, 2004, Plaintiff served a restraining notice upon us. As a result of the our default under a payment schedule under a prior Forbearance Agreement, on March 1, 2005, we entered into a Second Forbearance Agreement and new repayment schedule under which we agreed to pay $205,000 in cash and $10,000 in securities to Plaintiff. We have paid $145,000 under the Agreement and satisfied the securities payment under the Agreement. Pursuant to the payment schedule, we are obligated to pay the remaining $60,000 balance in six consecutive monthly installments of $10,000. If we make the agreed upon payments, Plaintiff will file a Satisfaction of Judgment for the entire amount of the Judgment against the us and agree to waive any potential claim for failure to comply with Restraining Notices served upon us. However, if we default under the payment schedule, Plaintiff may declare a default and enter a judgment for $275,957, together with interest thereon at the rate of 9% per annum, less any payment made by us under the Agreement. Further, Plaintiff may take immediate steps to enforce the Judgment.

In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. The remaining principal balance payable in the consolidated financial statements is $2,441,260. The Noteholder agreed that as long as we were not in default of any of its obligations under the settlement agreement, not to commence any litigation with respect to the outstanding balance due on the secured demand note prior to December 20, 2004. On June 4, 2004 the Noteholder sent us a notice of default alleging that it did not meet certain of its obligations under the terms of the settlement agreement. In June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. At March 31, 2005 the outstanding principal and interest balances due on the Note were $2,441,260 and $283,130, respectively.

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

We are the respondent in an action titled Dover Limited et al v. A.B. Watley, Inc. et al., Index No.: 04 Civ. 7366. Plaintiffs filed this complaint against, among others, the Company, its President, and two employees alleging six causes of action sounding in securities fraud, common law fraud, conspiracy to commit fraud, breach of contract and breach of implied covenant of good faith and fair dealing, and negligent misrepresentation. Plaintiffs are seeking compensatory damages of $2,994,598 plus punitive damages of $5,000,000, including costs, interest and attorney's fees. Plaintiff has filed an amended compliant adding additional claims and parties, including A.B. Watley Group Inc. and A.B. Watley Direct, Inc. We have filed a motion to dismiss the Amended Complaint and intend to vigorously defend this matter.

We are respondent in an arbitration titled Leonard v. A.B. Watley Direct, Inc. et. al., NASD Arb. No. 05-00070. Claimant filed an NASD Arbitration against us and the Compliance Officer of A.B. Watley Direct, Inc. for improperly terminating him. Claimant seeks $162,500 in compensatory damages. We deny the allegations in their entirety and submit that the arbitration is a vindictive attempt at retribution.

We are plaintiff in an action titled A.B. Watley Group, Inc. v. Baron Investigation Inc., Supreme Court of the State of New York, County of Nassau, Index No. 000791/05. In this case, we sued Baron for, among other things, negligence with respect to its background investigation of John J. Amore, our former chief executive officer, on behalf of A.B. Watley. We are seeking in excess of $10,000,000 in damages. Baron filed its answer denying our substantive allegations. At this juncture, it is impossible to provide an opinion as to the likely outcome, nor the potential expense to be incurred.

In February 2005, we received a demand notice for payment of notes issued to a former officer. The demand notice requested payment of the $700,000 notes payable to former officer recorded on our statement of financial condition and payments for two other notes totaling $436,845. We have not made payment on any of these notes.

In addition to the foregoing, in the ordinary course of business, we, and our principals are, and may become, a party to legal or regulatory proceedings commenced by the NASD, the SEC or state securities regulators relating to compliance, trading and administrative problems that are detected during periodic audits and inspections or reported by dissatisfied customers. Such matters, if pursued by such entities, could rise to the level of disciplinary action. Except as set forth herein, we are not currently involved in any proceeding by a governmental agency or self-regulatory organization, the outcome of which could have a material adverse effect on our business. There can be no assurance that one or more disciplinary actions, if decided adversely against us, would not have a material adverse effect on our business, financial condition and results of operations.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2005 we issued 1,300,000 stock options to the then president of our subsidiary, A.B. Watley Direct, Inc. Each option has an exercise price of $.20 per share.

Effective February 9, 2005 we entered into a financial and public relations consulting agreement for the period February 9, 2005 through June 30, 2005. In consideration thereof, we issued 400,000 common stock purchase warrants to the consultant, each exercisable to purchase one share of our common stock at a price of $.01 per share for a period of five years commencing on April 15, 2005. The warrants contain a cashless exercise provision.

Pursuant to our March 21, 2005 Employment Agreement with John G. Hewitt, we issued 5,000,000 shares of common stock (the "Compensation Shares") and 7,500,000 common stock purchase warrants (the "Compensation Warrants") to Mr. Hewitt, each to purchase one share of our common stock at any time during the 10 year period commencing March 21, 2005. 2,000,000 of the Compensation Warrants had an exercise price of $.05 per share and were to vest when and if we achieve a cumulative net profit during the term of the Employment Agreement of $1,500,000 or more. 2,000,000 of the Compensation Warrants had an exercise price of $.20 per share and were to vest when and if we achieved a cumulative net profit during the term of the Employment Agreement of $4,500,000 or more. 2,000,000 of the Compensation Warrants had an exercise price of $.40 per share and were to vest when and if we achieved a cumulative net profit during the term of the Employment Agreement of $7,500,000 or more. 1,500,000 of the Compensation Warrants had an exercise price of $.40 per share and were to vest when and if we achieved a cumulative net profit during the term of the Employment Agreement of $10,500,000 or more. Subject to earlier forfeiture, as provided in the Employment Agreement, in the event the cumulative net profit target of $10,500,000 was not achieved on or before March 31, 2009, all non-vested warrants were to be forfeited. The Compensation Shares were issued in April 2005. On May 17, 2005 we notified Mr. Hewitt that we were terminating the Employment Agreement for cause. This effectively terminated the Compensation Warrants issued to Mr. Hewitt under the Employment Agreement. As the result of the termination, we intend to seek the return of the Compensation Shares for cancellation. In conjunction with Mr. Hewitt's termination, our Chairman was appointed as our principal executive officer on an interim basis.

In March 2005, the holders of certain of our common stock purchase warrants exercisable at a price of $.001 per share, exercised 1,103,090 warrants at an aggregate exercise price of $1,103.09 resulting in our issuance of 1,103,090 shares of common stock.

In consideration of consulting services provided pursuant to a March 8, 2005 consulting agreement, in March 2005 we issued 3,000,000 common stock purchase warrants to the consultant, each to purchase one share of our common stock at a price of $.01 per share at any time during the ten year period commencing on March 8, 2006.

In May 2005 we issued 500,000 common shares to one person pursuant to an April 28, 2005 Settlement Agreement and Release.

Each of the above transactions were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March 2003, the holder of our $5 million secured demand note (the "Noteholder") demanded repayment of the note. On March 31, 2003, we filed a NASD Arbitration Demand and a Statement of Claim with the NASD Dispute Resolution office. The arbitration sought to enforce the provisions of the secured demand note agreement and to prevent premature withdrawal by the lender. In April 2004, the parties agreed to discontinue the arbitration without prejudice pursuant to a settlement agreement that provided for the repayment of approximately $2.9 million (which was repaid in April 2004) of the $5 million original secured demand note. On June 4, 2004 the Noteholder sent us a notice of default alleging that we did not meet certain of our obligations under the terms of the settlement agreement. In June 2004, the note matured and we have not paid the remaining balance or received an extension of the maturity date. The outstanding principal and interest balances payable at March 31, 2005, as set forth in our condensed consolidated financial statements, were $2,441,260 and $283,130, respectively.

In February 2005, we received a demand notice for payment of notes issued to a former officer. The demand notice requested payment of the $700,000 notes payable to former officer recorded on our statement of financial condition and payments for two other notes totaling $436,845. We have not made payment on any of these notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Stockholders holding an aggregate of 11,772,069 shares (approximately 52.24%) of our outstanding common stock on February 3, 2005 consented in writing to amend our Certificate of Incorporation to increase our authorized capitalization from 51,000,000 shares, consisting of 50,000,000 shares of common stock, $.001 par value, and 1,000,000 shares of preferred stock, $.001 par value, to 501,000,000 shares, consisting of 500,000,000 shares of common stock, $.001 par value and 1,000,000 shares of preferred stock, $.001 par value. The Certificate of Amendment was filed on April 7, 2005.

ITEM 5.  OTHER INFORMATION.

Effective March 15, 2005 our board authorized and approved certain changes to our option plans and outstanding stock options. Pursuant thereto, all of our issued and outstanding stock options at March 15, 2005 became fully vested notwithstanding the vesting terms set forth in the respective option agreements. Further, all outstanding options were revised to provide for exercise for a period of five years following the holder's termination of employment, consulting arrangement or other affiliation with us subject to the limitations that (i) an option may not be exercised after the expiration of the existing exercise period; and (ii) if the employment of an employee by or the services of a non-employee Director for, or consultant or advisor to, us, or a subsidiary of ours shall be terminated for cause the option shall expire and be forfeited on the date of termination. We also revised all outstanding options to provide for exercise by the holder's estate for a period of one year following the death of the holder subject to the limitations that (i) an option may not be exercised after the expiration of the existing exercise period; and (ii) if the employment of an employee by or the services of a non-employee Director for, or consultant or advisor to, us, or a subsidiary of ours shall be terminated for cause the option shall expire and be forfeited on the date of termination.

We also amended Section 9 our 2004 Non-Statutory Stock Option Plan to read as follows:

          "9.  Termination  of  Employment  or  Death"

          (a) Except as otherwise provided in the Stock Option Agreement, if the employment of an employee by, or the services of a non-employee Director for, or consultant or advisor to, the Company or a subsidiary corporation of the Company, shall be terminated for any reason, other than cause, including, but not limited to, voluntary termination, or permanent disability, then, subject to subsections (b),
          (c) and (d) of this Section 9, his or its Option may be exercised anytime within five (5) years after such termination. For purposes of this subsection (a), an employee, non-employee Director, consultant or advisor who leaves the employ or services of the Company to become an employee or non-employee Director of, or a consultant or advisor to, a subsidiary corporation of the Company or a corporation (or subsidiary or parent corporation of the corporation) which has assumed the Option of the Company as a result of a corporate reorganization or the like shall not be considered to have terminated his employment or services.

          (b) Subject to the terms of the Stock Option Agreement, if the holder of an Option under the Plan dies (i) while employed by, or while serving as a non-employee Director for or a consultant or advisor to, the Company or a subsidiary corporation of the Company, or (ii) within five (5) years after the termination of his employment or services, other than for cause, then such Option may, subject to the provisions of subsection (d) of this Section 9, be exercised by the estate of the employee or non-employee Director, consultant or advisor, or by a person who acquired the right to exercise such Option by bequest or inheritance or by reason of the death of such employee or non-employee Director, consultant or advisor at any time within one (1) year after such death.

          (c) If the employment of an employee by, or the services of a non-employee Director for, or consultant or advisor to, the Company or a subsidiary corporation of the Company, shall be terminated for cause then his or its option shall expire and be forfeited effective as at the date of termination.

          (d) An Option may not be exercised pursuant to this Section 9 except to the extent that the holder was entitled to exercise the Option at the time of termination of employment, termination of directorship, termination of consulting or advisory services, or death, and in any event may not be exercised after the expiration of the Option."

On March 3, 2005 we terminated the employment of Gary Mednick as president of A.B. Watley Direct, Inc. In connection with the termination, we agreed to allow Mr. Mednick to retain all stock options previously granted to him. We are still negotiating additional terms of the termination arrangement.

Effective March 27, 2005 we appointed Diego Baez as our Chief Operating Officer pursuant to an at will arrangement. The arrangement provided for the payment of an annual base salary of $150,000 and the issuance of 1,000,000 shares of our restricted common stock (the "Share Compensation"). On May 4, 2005 we notified Mr. Baez that we were terminating his employment for cause. The Share Compensation was never paid to Mr. Baez and we do not intend to pay it as the arrangement provided for forfeiture of the Share Compensation in the case of termination for cause.

Effective March 21, 2005 we entered into a two year employment agreement (the "Employment Agreement") with John G. Hewitt pursuant to which Mr. Hewitt was serving as our Chief Executive Officer and was also serving as the President and Chief Executive Officer for our wholly owned subsidiary, A.B. Watley Direct, Inc. The term of the agreement was extendable for additional one year periods at the mutual discretion of the parties. The Employment Agreement provided for the payment of a base annual salary of $250,000 to Mr. Hewitt together with 5,000,000 shares of our restricted common stock (the "Compensation Shares") and 7,500,000 common stock purchase warrants (the "Compensation Warrants"). The Compensation Warrants were subject to anti-dilution. Mr. Hewitt was further entitled to participate in our proposed employee bonus pool which may be funded with up to 25% of our annual net profit, if any, for the twelve month periods commencing April 1, 2005. In the event the Employment Agreement was terminated by Mr. Hewitt for "good reason", as such term was defined therein, or was terminated by us "without cause", as such term us defined therein, we were obligated to pay Mr. Hewitt all of the base salary due for the remainder of the term. Further, in the event of termination for "good reason", "without cause" or as the result of the death or disability of Mr. Hewitt, all of the Compensation Warrants would be given the opportunity to vest for the remainder of the term, and at the end of the term all non-vested Compensation Warrants would be cancelled. In the event that during the first year of the term, Mr. Hewitt terminated the Employment Agreement for other than "good reason" or we terminated the Employment Agreement "with cause" Mr. Hewitt was required to return the Compensation Shares to us for cancellation. Further, in the event of a termination at any time by Mr. Hewitt for other than "good reason" or by us "for cause" all of the Compensation Warrants were to become immediately void and of no further effect. On May 17, 2005 we notified Mr. Hewitt that we were terminating the Employment Agreement for cause. This effectively terminated the Compensation Warrants issued to Mr. Hewitt under the Employment Agreement. As the result of the termination, we intend to seek the return of the Compensation Shares for cancellation. In conjunction with Mr. Hewitt's termination, our Chairman was appointed as our principal executive officer on an interim basis.

On April 28, 2005 we entered into a Settlement Agreement and Release (the "Settlement Agreement") with respect to our $80,668 obligation to Singer Frumento LLP for legal services. Thereunder we entered into a payment plan whereby we agreed to make aggregate payments of $56,000 (the "Settlement Amount") by December 10, 2005. We also issued 500,000 shares of our common stock to Bill Singer, a partner in Singer Frumento LLP (the "Singer Shares"). The Singer Shares are subject to sale and transfer restrictions and are returnable to us for cancellation in the event we make payment in full of the Settlement Amount. However, if we default under the Settlement Agreement and such default is held cured in accordance with the cure provisions thereof, the sale and transfer restrictions will be lifted and the Singer Shares will no longer be subject to return. We have agreed to file a registration statement registering the resale of the Singer Shares by November 1, 2005. Failure to do so constitutes a default under the Settlement Agreement.

Effective October 12, 2004 we retained Sichenzia Ross Friedman Ference LLP ("Sichenzia") to represent us in the action titled Dover Limited and Wendy Sui Cheng Yap v. A.B. Watley Inc., Robert Malin, Keith Sorrentino, John Coakley, Alain Assemi and John J. Amore (Case No.: 04 CV 7366) as filed in the United States District Court, Southern District of New York. In connection therewith, we paid Sichenzia an initial retainer of $10,000 and issued an aggregate of 1,000,000 shares of our common stock to Sichenzia. In the event we paid all Sichenzia invoices related to this matter within 30 days of issuance, the 1,000,000 shares were returnable to us for cancellation. If we failed to do so, the shares would be retained and the proceeds from sales thereof would be applied to all of the outstanding and current balances due by us to them. Any excess would be applied to additional fees incurred, if any. Any remaining proceeds after that would be retained by the share recipients. We have defaulted under the payment terms of this agreement.

Effective August 9, 2004 we reached an agreement with legal counsel, Sichenzia Ross Friedman Ference LLP ("Sichenzia") with respect to our outstanding invoice to them of approximately $141,000 (the "Outstanding Balance"). The agreement provides for the payment of the Outstanding Balance in installments, $90,000 of which had been paid as at December 20, 2004. The remaining installments were due on or before March 31, 2005 ($10,000) and on or before January 15, 2005 ($29,364). As an alternative to the January 15, 2005 payment, we could have made payment of an aggregate of $41,364 in installments over a period of four months commencing January 15, 2005. In consideration of the foregoing, we also issued an aggregate of 550,000 shares of our common stock to designated partners in Sichenzia. Sichenzia agreed that 450,000 of such shares would be returned to us for cancellation in the event that we paid the Outstanding Balance in full and not any time prior thereto allowed the current balance due to them to exceed $30,000 for a period of more than 45 days. In the event we did not satisfy these conditions, Sichenzia could retain the 450,000 shares and apply the sale proceeds against the Outstanding Balance and any other sums then due by us to them. We did not make the scheduled payments stated above and, as such, Sichenzia has sold 166,000 of the shares realizing proceeds of $14,929.68 which have been applied to the outstanding balance payable.


In July 2004 we sold 5,000,000 shares in a private placement transaction for $2,000,000. Payment for the shares was to be made in installments with the final payment due April 1, 2005. To date, we have received an aggregate of $1,571,837 from the subscribers. The subscribers are in default of their payment obligation. We expect to receive the balance due from the subscribers prior to fiscal 2005 year end.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.                             Description

10.1           Non-Statutory 2004 Stock Option Plan, as amended on March 15,
               2005.

10.2 Settlement Agreement and Release dated April 28, 2005 between Registrant and Singer Frumento LLP.

31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Executive Officer

31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Financial Officer

32.1           Rule 1350 Certification of Principal Executive Officer

32.2           Rule 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K

On January 28, 2005, we filed a Form 8-K dated December 31, 2004. Under Item
3.02 thereof, "Unregistered Sales of Equity Securities", we disclosed two separate issuances of unregistered securities.

On March 14, 2005 we filed a Form 8-K dated March 8, 2005. Under Item 3.02 "Unregistered Sale of Equity Securities" we disclosed an issuance of unregistered securities and under Item 9.01(c) "Exhibits" we filed exhibits related to the issuance.

On March 25, 2005 we filed a Form 8-K dated March 21, 2005. Under Item 1.01 "Entry into a Material Agreement" we disclosed an employment agreement with a newly employed executive officer. Under Item 3.02 "Unregistered Sale of Equity Securities" we disclosed securities issued under the employment agreement. Under
5.02 "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" we discussed the engagement of the new executive officers. Under Item 9.01(c) "Exhibits" we filed the employment agreement.

No other reports on Form 8-K were filed by us during the quarter ended March 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2005                  A.B. Watley Group Inc.


                                     By: /s/ Robert Malin
                                         --------------------
                                     Robert Malin
                                     President, Principal Financial Officer